Form 10-Q
period 2014-03-30
Hawk Acquisition Intermediate Corp II
filed 2014-05-09
CIK 1600508

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number 333-194441
HAWK ACQUISITION INTERMEDIATE CORPORATION II
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	46-2246679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One PPG Place, Pittsburgh, Pennsylvania (Address of Principal Executive Offices)	15222 (Zip Code)

Registrant’s telephone number, including area code: (412) 456-5700
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    No X
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes X  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer _	Accelerated filer _	Non-accelerated filer X	Smaller reporting company _
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No X
The number of shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding as of March 30, 2014 was 1,000 shares.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
HAWK ACQUISITION INTERMEDIATE CORPORATION II AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	First Quarter Ended
	Successor	Predecessor
	December 30, 2013 - March 30, 2014	December 24, 2012 - March 24, 2013
	(Unaudited)
	(In thousands)
Sales	$2,800,159	$2,856,245
Cost of products sold	1,845,560	1,816,382
Gross profit	954,599	1,039,863
Selling, general and administrative expenses	521,175	628,960
Merger related costs	—	12,833
Operating income	433,424	398,070
Interest income	5,470	6,089
Interest expense	168,595	70,861
Other expense, net	(21,200)	(55,599)
Income from continuing operations before income taxes	249,099	277,699
Provision for income taxes	50,614	61,663
Income from continuing operations	198,485	216,036
Loss from discontinued operations, net of tax	—	(35,181)
Net income	198,485	180,855
Less: Net income attributable to the noncontrolling interest	3,283	3,106
Net income attributable to Hawk Acquisition Intermediate Corporation II	$195,202	$177,749
Amounts attributable to Hawk Acquisition Intermediate Corporation II common shareholders:
Income from continuing operations, net of tax	195,202	$212,930
Loss from discontinued operations, net of tax	—	(35,181)
Net income	$195,202	$177,749

See Notes to Condensed Consolidated Financial Statements.
_______________________________________

HAWK ACQUISITION INTERMEDIATE CORPORATION II AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	First Quarter Ended
	Successor	Predecessor
	December 30, 2013 - March 30, 2014	December 24, 2012 - March 24, 2013
	(Unaudited)
	(In thousands)
Net income	$198,485	$180,855
Other comprehensive (loss)/income, net of tax:
Foreign currency translation adjustments	(1,999)	(181,295)
Reclassification of net pension and post-retirement (benefit)/losses to net income	(994)	14,871
Net deferred losses on derivatives from periodic revaluations	(59,609)	(5,972)
Net deferred (gains)/losses on derivatives reclassified to earnings	(2,795)	15,391
Total comprehensive income	133,088	23,850
Comprehensive income attributable to the noncontrolling interest	(10,618)	(1,243)
Comprehensive income attributable to Hawk Acquisition Intermediate Corporation II	$122,470	$22,607

See Notes to Condensed Consolidated Financial Statements.
_______________________________________

HAWK ACQUISITION INTERMEDIATE CORPORATION II AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Successor
	March 30, 2014	December 29, 2013*
	(Unaudited)
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$2,515,232	$2,458,992
Trade receivables, net	1,106,304	1,099,655
Other receivables, net	317,956	244,528
Inventories:
Finished goods and work-in-process	1,187,473	1,138,373
Packaging material and ingredients	283,274	297,023
Total inventories	1,470,747	1,435,396
Prepaid expenses	140,626	145,096
Other current assets	61,058	60,458
Total current assets	5,611,923	5,444,125
Property, plant and equipment	2,936,649	2,829,491
Less accumulated depreciation	363,945	165,999
Total property, plant and equipment, net	2,572,704	2,663,492
Goodwill	15,060,424	15,070,062
Trademarks, net	12,161,220	12,130,873
Other intangibles, net	2,341,257	2,358,781
Other non-current assets	1,214,147	1,305,015
Total other non-current assets	30,777,048	30,864,731
Total assets	$38,961,675	$38,972,348
_______________________________________
* The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
See Notes to Condensed Consolidated Financial Statements.
_______________________________________

HAWK ACQUISITION INTERMEDIATE CORPORATION II AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Successor
	March 30, 2014	December 29, 2013*
	(Unaudited)
	(In thousands)
Liabilities and Equity
Current Liabilities:
Short-term debt	$130,729	$143,689
Portion of long-term debt due within one year	107,211	107,765
Trade payables	1,294,512	1,192,074
Other payables	117,429	148,193
Accrued interest	167,556	172,340
Accrued marketing	339,398	370,329
Other accrued liabilities	513,533	588,281
Income taxes	288,939	202,188
Total current liabilities	2,959,307	2,924,859
Long-term debt	14,593,434	14,617,646
Deferred income taxes	4,024,405	4,160,903
Non-pension postretirement benefits	195,383	196,372
Other non-current liabilities	688,649	529,425
Total long-term liabilities	19,501,871	19,504,346
Redeemable noncontrolling interest	30,067	29,885
Equity:
Capital stock	16,078,181	16,140,000
Additional capital	7,704	1,427
Accumulated deficit	—	(77,021)
Accumulated other comprehensive income	160,278	233,010
Total Hawk Acquisition Intermediate Corporation II shareholders’ equity	16,246,163	16,297,416
Noncontrolling interest	224,267	215,842
Total equity	16,470,430	16,513,258
Total liabilities and equity	$38,961,675	$38,972,348

_______________________________________
* The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See Notes to Condensed Consolidated Financial Statements.
_______________________________________

HAWK ACQUISITION INTERMEDIATE CORPORATION II AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Quarter Ended
	Successor	Predecessor
	December 30, 2013 - March 30, 2014	December 24, 2012 - March 24, 2013
	(Unaudited) (In thousands)
Cash Flows from Operating Activities:
Net income	$198,485	$180,855
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	147,220	76,046
Amortization	24,117	10,424
Amortization of deferred debt issuance costs	12,200	1,147
Deferred tax benefit	14,059	384
Net loss on divestitures	—	34,617
Pension contributions	(29,030)	(16,009)
Other items, net	12,504	62,550
Changes in current assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables (includes proceeds from securitization)	(4,321)	30,288
Inventories	(24,916)	77,310
Prepaid expenses and other current assets	3,657	35,085
Accounts payable	41,340	(132)
Accrued liabilities	(106,478)	490
Income taxes	12,533	(2,627)
Cash provided by operating activities	301,370	490,428
Cash Flows from Investing Activities:
Capital expenditures	(61,583)	(99,699)
Proceeds from disposals of property, plant and equipment	19,242	1,635
Other items, net	(626)	1,875
Cash used for investing activities	(42,967)	(96,189)
Cash Flows from Financing Activities:
Payments on long-term debt	(24,648)	(7,129)
Proceeds from long-term debt	—	3,221
Net payments on commercial paper and short-term debt	(12,565)	(309,831)
Dividends	(180,000)	(165,601)
Exercise of stock options	—	18,389
Purchase of treasury stock	—	(17,762)
Other items, net	466	(46,087)
Cash used for financing activities	(216,747)	(524,800)
Effect of exchange rate changes on cash and cash equivalents	14,584	(109,384)
Net increase/(decrease) in cash and cash equivalents	56,240	(239,945)
Cash and cash equivalents at beginning of period	2,458,992	2,282,420
Cash and cash equivalents at end of period	$2,515,232	$2,042,475
See Notes to Condensed Consolidated Financial Statements.
_______________________________________

HAWK ACQUISITION INTERMEDIATE CORPORATION II AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

Organization

On June 7, 2013, H. J. Heinz Company ("Heinz") was acquired by H.J. Heinz Holding Corporation (formerly known as Hawk Acquisition Holding Corporation) (“Parent”), a Delaware corporation controlled by Berkshire Hathaway Inc. (“Berkshire Hathaway”) and 3G Special Situations Fund III, L.P. (“3G Capital,” and together with Berkshire Hathaway, the “Sponsors”), pursuant to the Agreement and Plan of Merger, dated February 13, 2013 (the “Merger Agreement”), as amended by the Amendment to Agreement and Plan of Merger, dated March 4, 2013 (the “Amendment”), by and among Heinz, Parent and Hawk Acquisition Sub, Inc., a Pennsylvania corporation and an indirect wholly owned subsidiary of Parent (“Merger Subsidiary”), in a transaction hereinafter referred to as the “Merger.” As a result of the Merger, Merger Subsidiary merged with and into Heinz, with Heinz surviving as a wholly owned subsidiary of Hawk Acquisition Intermediate Corporation II ("Holdings"), which in turn is an indirect wholly owned subsidiary of Parent. See Note 2 "Merger and Acquisition" for further information on the Merger.

Unless the context otherwise requires, the terms "we," "us," "our" and the "Company" refer, collectively, to Hawk Acquisition Intermediate Corporation II, H.J. Heinz Company, and its subsidiaries.

The Company filed a Registration Statement on Form S-4 ("Registration Statement") for an exchange offer for the outstanding 4.25% Second Lien Senior Secured Notes due 2020, in the aggregate principal amount of $3.1 billion ("Exchange Notes"), which became effective May 7, 2014. The Exchange Notes will be guaranteed fully and unconditionally, and jointly and severally, on a senior secured basis, subject to certain customary release provisions by Parent, Holdings and most of the Company's domestic subsidiaries, which guarantee our obligations under the Senior Credit Facilities (see Notes 10 and 18). As a result of the Registration Statement becoming effective on May 7, 2014, Holdings became the registrant within which Heinz is consolidated. The Company's Form 10-Q for the quarter ended March 30, 2014 is the first interim filing as the new registrant.

Basis of Presentation

The Merger was accounted for as a business combination using the acquisition method of accounting in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification 805, Business Combinations. The Sponsors' cost of acquiring Heinz has been pushed down to establish a new accounting basis for the Company. Accordingly, the interim consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the Merger. The Predecessor and Successor periods have been separated by a vertical line on the face of the consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting.

Successor - the consolidated financial statements as of March 30, 2014, and for the period from December 30, 2013 through March 30, 2014. The accounts of Merger Subsidiary from inception on February 8, 2013 to the date of its merger into the Company on June 7, 2013 were included in the Successor period June 8, 2013 to December 29, 2013 as presented in the Registration Statement. There was no activity in Merger Subsidiary for the period February 8, 2013 to March 24, 2013.

Predecessor - the consolidated financial statements of the Company prior to the Merger on June 7, 2013.

Change In Fiscal Year

On October 21, 2013, our board of directors approved a change in our fiscal year-end from the Sunday closest to April 30 to the Sunday closest to December 31. As a result of this change, the Company presented its Annual Report for the transition period beginning on April 29, 2013 and ending on December 29, 2013 in its Registration Statement. The Company's Form 10-Q for the quarter ended March 30, 2014 is the first interim filing under the new fiscal year ending December 28, 2014.

The interim condensed consolidated financial statements of the Company are unaudited. In the opinion of management, all adjustments, which are of a normal and recurring nature, except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair statement of the results of operations of these interim periods, have been included. The results for interim periods are not necessarily indicative of the results to be expected for the full fiscal year due in part to the seasonal nature of the Company's business. These statements should be read in conjunction with the Company's consolidated financial statements and related notes, and management's discussion and analysis of financial condition and results of operations as of and for the transition period ended December 29, 2013, which appear in the Company's Registration Statement on Form S-4 which became effective May 7, 2014.

(2)	Merger and Acquisition

On February 13, 2013, Heinz entered into the Merger Agreement with Parent and Merger Subsidiary. The acquisition was consummated on June 7, 2013, and as a result, Merger Subsidiary merged with and into Heinz, with Heinz surviving as a wholly owned subsidiary of Holdings, which in turn is an indirect wholly owned subsidiary of Parent. Parent is controlled by the Sponsors.

The total consideration paid in connection with the Merger was approximately $28.75 billion, including the assumption of Heinz's outstanding debt. The preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed in the Merger reflects preliminary fair value estimates based on management analysis, including preliminary work performed by third-party valuation specialists, which are subject to change within the measurement period as valuations are finalized. The Company has also not yet finalized its estimated acquisition date deferred taxes associated with planned repatriation of accumulated earnings of foreign subsidiaries. Measurement period adjustments that the Company determines to be material will be applied retrospectively to the Merger Date.

The following is a summary of the preliminary allocation of the purchase price of the Merger to the estimated fair values of assets acquired and liabilities assumed in the transaction:

(In thousands)
Cash (including excess cash from Parent)	$3,223,588
Other current assets	3,734,558
Property, plant and equipment	2,686,367
Trademark and other intangibles	14,406,659
Other non-current assets	652,038
Trade and other payables	(2,755,348)
Long term debt	(3,021,656)
Deferred income taxes	(4,222,943)
Non-pension postretirement benefits and other noncurrent liabilities	(662,439)
Redeemable non controlling interest and non controlling interest	(258,008)
Net assets acquired	13,782,816
Goodwill on acquisition	14,970,148
Total consideration pushed down from Parent	28,752,964
Debt repayment and associated costs	(3,976,847)
Excess cash from Parent	(1,153,621)
Other transaction related costs	(58,242)
Total consideration paid to Predecessor shareholders	23,564,254
Cash and cash equivalents of Predecessor at June 7, 2013	(2,069,967)
Acquisition of business, net of cash on hand	$21,494,287

Subsequent to December 29, 2013, the Company made revisions to the preliminary purchase price allocation based upon updated estimates principally affecting deferred income taxes. The adjustments were not recorded retrospectively as the impact was not considered to be material.

The total non tax deductible goodwill relating to the Merger is $15.0 billion. The goodwill recognized relates principally to Heinz's established global organization, reputation and strategic positioning.

During the quarter ended March 24, 2013, Heinz incurred $12.8 million of Merger related costs consisting of professional fees. These amounts are separately reflected in Merger related costs in the accompanying statement of operations for the Predecessor period.

The following unaudited pro forma financial data summarizes the Company's results of operations as if the Transaction had occurred as of December 24, 2012. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had the Merger been consummated on April 30, 2012.

First Quarter Ended
March 24, 2013
(In thousands)

Revenue	$2,856,245
Income from continuing operations	$150,282

The most significant of the pro forma adjustments was to reflect the impact of higher interest expense associated with increased debt.

(3)	Segments

Due to the acquisition that occurred on June 7, 2013 (see Note 2) the Company's internal reporting entered a transition period that lasted through the end of December 2013. During this transition period most members of the senior management team were replaced by new management.
In the first quarter of 2014, the Company transitioned to new segments, which are aligned to the new organizational structure implemented during the transition period. These new segments reflect how senior management run the business and the internal management reporting used for decision-making.
The Company has five reportable segments which are defined by geographic region including: North America, Europe, Asia/Pacific, Latin America and Russia, India, Middle East and Africa ("RIMEA"). The Company has reclassified the segment data for the prior period to conform to the current period’s presentation.
Descriptions of the Company’s reportable segments are as follows:
North America—This segment includes our U.S. consumer products business which manufactures, markets and sells ketchup, condiments, sauces, pasta meals, and frozen potatoes, entrees, snacks, and appetizers to the grocery channels and our U.S. foodservice business which manufactures, markets and sells branded and customized products to commercial and non-commercial food outlets and distributors in the United States of America including ketchup, condiments, sauces and frozen soups. The North America segment also includes our business in Canada.
Europe—This segment includes the Company’s operations in Europe (excluding Russia) and sells products in all of the Company’s categories.
Asia/Pacific—This segment includes the Company’s operations in Australia, New Zealand, Japan, China, Papua New Guinea, South Korea, Indonesia, Vietnam and Singapore. This segment sells products in all of the Company's categories.
Latin America—This segment includes the Company’s operations in Brazil, Venezuela, Mexico, Costa Rica, and Panama that sell products in all of the Company’s categories.
RIMEA—This segment includes the Company’s operations in Russia, India, the Middle East and Africa that sell products in all of the Company’s categories.
The Company’s management evaluates performance based on several factors including net sales and Adjusted Earnings Before Interest, Tax, Depreciation and Amortization ("Adjusted EBITDA"). Inter-segment revenues, items below the operating income line of the consolidated statements of income and certain costs associated with Restructuring and Productivity Initiatives (see Note 5) and Merger related costs, are not presented by segment, since they are not reflected in the measure of segment profitability reviewed by the Company’s management.
The following table presents information about the Company’s reportable segments:

	First Quarter Ended
	Successor	Predecessor
	March 30, 2014	March 24, 2013
	(In thousands)
Net external sales:
North America	$1,169,189	$1,163,705
Europe	762,898	749,867
Asia/Pacific	492,399	546,995
Latin America	198,301	210,531
RIMEA	177,372	185,147
Consolidated Totals	$2,800,159	$2,856,245
Segment Adjusted EBITDA:
North America	$362,082	$287,838
Europe	216,088	168,047
Asia/Pacific	71,516	69,044
Latin America	32,418	17,646
RIMEA	28,597	24,373
Non-Operating	(21,888)	(48,632)
Adjusted EBITDA	688,813	518,316
Severance related costs(a)	53,680	—
Other restructuring costs(a)	13,692	—
Leasehold improvement intangible asset write-off	6,791	—
2014 special items(b)	8,471	—
Merger related costs(c)	—	12,833
Foodstar earn-out(d)	—	12,081
Depreciation, including accelerated depreciation for restructuring	147,220	76,046
Amortization	24,117	10,424
Stock based compensation	1,418	10,071
Interest expense, net	163,125	64,772
Other expense, net (excluding amortization)	21,200	54,390
Income from continuing operations before income tax	$249,099	$277,699
______________________________________

(a)	See Note 5 for further details on restructuring and productivity initiatives.

(b)
Includes incremental costs primarily for additional warehousing and other logistics costs incurred related to the acceleration of sales ahead of the U.S. SAP go-live, which was launched in the second quarter of 2014, along with equipment relocation charges and consulting and advisory charges not specifically related to restructuring activities.

(c)	See Note 2 for further details on Merger related costs

(d)	The Company renegotiated the terms of the Foodstar Holdings Pte earn-out resulting in a $12.1 million charge to SG&A in January 2013.

The Company’s revenues are generated via the sale of products in the following categories:

	First Quarter Ended
	Successor	Predecessor
	March 30, 2014	March 24, 2013
	(In thousands)
Ketchup and Sauces	$1,354,956	$1,295,458
Meals and Snacks	1,014,119	1,084,654
Infant/Nutrition	275,580	298,523
Other	155,504	177,610
Total	$2,800,159	$2,856,245

(4)	Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board ("FASB") issued an amendment to the standard for reporting discontinued operations and disclosure of disposals of components of an entity. This revised standard changes the criteria for determining which disposals can be presented as discontinued operations and modifies the disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. The amendment states that a strategic shift could include a disposal of (i) a major geographic area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. The Company is required to adopt this revised standard prospectively for new disposals starting in 2015; however, the Company can, and will, early adopt the revised standard for any new disposals that may occur in 2014.
On July 18, 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). ASU 2013-11 requires the netting of unrecognized tax benefits (UTBs) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. UTBs are required to be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. ASU 2013-11 was effective for interim and annual periods beginning after December 15, 2013. The Company adopted ASU 2013-11 in the first quarter of 2014 on a prospective basis. The adoption did not have a significant impact on the Company’s consolidated financial statements.

(5)	Restructuring and Productivity Initiatives

During the second half of 2013 and the first quarter of 2014, the Company invested in restructuring and productivity initiatives as part of its ongoing cost reduction efforts with the goal of driving efficiencies and creating fiscal resources that will be reinvested into the Company's business as well as to accelerate overall productivity on a global scale. As of March 30, 2014, these initiatives have resulted in the reduction of approximately 3,500 corporate and field positions across the Company's global business segments (excluding the factory closures noted below). Including charges incurred as of March 30, 2014, the Company currently estimates it will incur total charges of approximately $300.0 million related to severance benefits and other severance-related expenses related to the reduction in corporate and field positions, of which $279.6 million has been incurred from project inception through March 30, 2014.

In addition, the Company has announced the planned closure and consolidation of 5 factories across the U.S., Canada and Europe during 2014.  The number of employees expected to be impacted by these 5 plant closures and consolidation is approximately 1,650, of which 175 had left the Company as of March 30, 2014. The Company currently estimates it will incur charges of approximately $93.0 million related to severance benefits and other severance-related expenses related to these factory closures, of which $48.6 million has been incurred from project inception through March 30, 2014.  In addition the Company will recognize accelerated depreciation on assets it plans to dispose of but which are currently in use. The charges that the Company expects to incur in connection with these factory workforce reductions and factory closures are subject to a number of assumptions and may differ from actual results.  The Company may also incur other charges not currently contemplated due to events that may occur as a result of, or related to, these cost reductions.

The Company recorded pre-tax costs related to these initiatives of $140.8 million in the three months ended March 30, 2014, which were comprised of the following:

•	$53.7 million for severance and employee benefit costs relating to the reduction of corporate and field positions across the Company.

•	$13.7 million associated with other implementation costs, primarily for professional fees, and contract and lease termination costs.

•	$73.4 million relating to non-cash asset write-downs and accelerated depreciation for the planned closure and consolidation of 5 factories across the U.S., Canada and Europe.

Of the $140.8 million total pre-tax charges for the three months ended March 30, 2014, $118.8 million was recorded in Cost of products sold and $22.0 million in Selling, general and administrative expenses ("SG&A").

The Company does not include productivity charges in the results of its reportable segments. The pre-tax impact of allocating such charges to segment results would have been as follows:

Three months ended March 30, 2014
(In millions)
North America	$84.3
Europe	29.7
Asia/Pacific	10.2
Latin America	—
RIMEA	0.5
Non-Operating	16.1
Total productivity charges	$140.8

Activity in other accrued liability balances for restructuring and productivity charges incurred by the Successor were as follows:

	Severance and other severance related costs	Other exit costs (a)	Total
	(In millions)
Accrual balance at December 29, 2013	$93.3	$41.6	$134.9
2014 restructuring and productivity initiatives	53.7	13.7	67.4
Cash payments	(74.8)	(27.4)	(102.2)
Accrual balance at March 30, 2014	$72.2	$27.9	$100.1
______________________________________
(a) Other exit costs primarily represent professional fees, and contract and lease termination costs.

(6)	Discontinued Operations

In January 2013, the Company’s Board of Directors approved management’s plan to sell Shanghai LongFong Foods (“LongFong”), a maker of frozen products in China which was previously reported in the Asia/Pacific segment. As a result, LongFong’s net assets were classified as held for sale and the Company adjusted the carrying value to estimated fair value, recording a $36.0 million pre-tax and after-tax non-cash goodwill impairment charge to discontinued operations in January 2013. The sale was completed in June 2013, resulting in an insignificant pre-tax and after-tax loss which was recorded in discontinued operations at that time.

The operating results related to LongFong have been included in discontinued operations in the Company's consolidated statements of income for all periods presented. The following table presents summarized operating results for this discontinued operation:

Predecessor
First Quarter Ended
March 24, 2013
(In millions)
Sales	$21.3
Net income	$0.8

(7)	Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the period from December 29, 2013 to March 30, 2014, by reportable segment, are as follows:

	North America	Europe	Asia/Pacific	Latin America	RIMEA	Total
	(In thousands)
Balance at December 29, 2013	$9,853,578	$3,710,098	$1,047,496	$210,916	$247,974	$15,070,062
Purchase accounting adjustments	22,655	19,844	17,546	2,428	(15,814)	46,659
Translation adjustments	(81,453)	(22,422)	8,206	1,557	37,815	(56,297)
Balance at March 30, 2014	$9,794,780	$3,707,520	$1,073,248	$214,901	$269,975	$15,060,424

There are no accumulated impairment losses to goodwill as of March 30, 2014.
Intangible assets not subject to amortization at March 30, 2014 totaled $13.1 billion and consisted of $12.2 billion of trademarks, $840.4 million of licenses, and $48.9 million of other intangibles. Intangible assets not subject to amortization at December 29, 2013 totaled $13.0 billion and consisted of $12.1 billion of trademarks, $839.9 million of licenses, and $45.6 million of other intangible assets. The increase in intangible assets, not subject to amortization expense, since December 29, 2013 is due to foreign currency translation adjustments.

Other intangible assets at March 30, 2014 and December 29, 2013, subject to amortization expense, are as follows:

	March 30, 2014			December 29, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Customer-related assets	$1,384,952	$(53,404)	$1,331,548	$1,375,876	$(35,773)	$1,340,103
Licenses	119,913	(14,998)	104,915	119,714	(10,030)	109,684
Other	16,241	(772)	15,469	24,665	(1,118)	23,547
	$1,521,106	$(69,174)	$1,451,932	$1,520,255	$(46,921)	$1,473,334

Amortization expense for customer-related and other intangible assets was $22.3 million and $7.8 million for the first quarters ended March 30, 2014 and March 24, 2013 respectively. Based upon the amortizable intangible assets recorded on the balance sheet as of March 30, 2014, average annual amortization expense for each of the next five years is estimated to be approximately $82.4 million.

(8)	Income Taxes
The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with almost 70% of its sales outside the U.S.  Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in various locations and the applicable tax rates. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, Italy, Netherlands, United Kingdom and United States. The Company has substantially concluded all national income tax matters for years through Fiscal 2011 for the United Kingdom and Netherlands, through Fiscal 2010 for the U.S., and through Fiscal 2008 for Australia, Canada, and Italy.
The effective tax rate for the three months ended March 30, 2014 was 20.3% compared to 22.2% in the prior year. The decrease in the effective tax rate is primarily the result of the current period benefiting from the inclusion of revisions to estimates relating to the period ending December 29, 2013 while the prior year contained both a non-tax benefited loss that occurred upon the devaluation of the Venezuelan currency offset by a benefit from the reversal of an uncertain tax liability due to the expiration of the statute of limitations in a foreign tax jurisdiction.
The total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $57.6 million and $53.1 million on March 30, 2014 and December 29, 2013, respectively. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $48.6 million and $44.9 million on March 30, 2014 and December 29, 2013, respectively. It is reasonably possible that the amount of unrecognized tax benefits will decrease by as much as $26.0 million in the next 12 months primarily due to the progression of federal, state and foreign audits in process.
The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amounts of interest accrued at March 30, 2014 and December 29, 2013 were $12.0 million and $10.7 million, respectively. The corresponding amounts of accrued penalties at March 30, 2014 and December 29, 2013 were $8.7 million and $8.5 million, respectively.

(9)	Employees’ Stock Incentive Plans and Management Incentive Plans

In October 2013, the Board adopted the H.J. Heinz Holding Corporation 2013 Omnibus Incentive Plan (the “2013 Omnibus Plan”) which authorizes the issuance of up to 39,600,000 shares of our Parent's capital stock. On October 16, 2013, the Company granted non-qualified stock options to purchase up to 14,300,000 shares of Common Stock in H.J. Heinz Holding Corporation to select employees and Directors with cliff vesting on July 1, 2018, provided the employee is continuously employed by Parent or one of its subsidiaries or affiliates. As of March 30, 2014 there were 12,450,000 of such options outstanding, the reduction due to forfeitures. On February 14, 2014, Parent granted non-qualified stock options under the 2013 Omnibus Plan to purchase up to 3,880,398 shares of Common Stock in Parent to select employees with a five-year cliff vesting, provided the employee is continuously employed by Parent or one of its subsidiaries or affiliates. These options were issued in conjunction with a program ("Bonus Swap Program") whereby participants could elect to use a portion of their calculated non-equity incentive compensation (after all required taxes and deductions) to purchase shares of Common Stock in Parent. Participants who elected to purchase such shares were granted matching stock options. With respect to the shares underlying the options granted on October 16, 2013 and February 14, 2014, the exercise price is $10.00 per share. The weighted-average grant date fair value of the options granted was $2.43 per share based on the following input assumptions: exercise price of $10.00 per share; risk-free interest rate of 1.41%; expected term of 5 years; expected volatility of 24.3%; expected forfeiture rate of 5.0%; and expected dividend yield of zero.  The Company recorded $1.4 million of share-based compensation expense in selling, general and administrative expenses for the three months ended March 30, 2014 related to stock options. Unrecognized compensation cost related to unvested stock option awards under the 2013 Omnibus Plan was $35.5 million as of March 30, 2014.
In connection with the Merger and in accordance with the change in control provisions, all outstanding stock option awards, restricted stock units (except for retention RSUs) and restricted stock awards issued pursuant to various shareholder-approved plans and a shareholder-authorized employee stock purchase plan were automatically canceled and converted into the right to receive $72.50 in cash on June 7, 2013.

The compensation cost related to equity plans that were in place in the Predecessor period primarily recognized in SG&A and Merger related costs, and the related tax benefit, are as follows:

Predecessor
First Quarter Ended
March 24, 2013
(In millions)
Pre-tax compensation cost	$7.2
Tax benefit	2.3
After-tax compensation cost	$4.9
In the predecessor period ended March 24, 2013, the Company granted performance awards as permitted in the Fiscal Year 2003 Stock Incentive Plan, subject to the achievement of certain performance goals. These performance awards were tied to the Company’s Relative Total Shareholder Return (“Relative TSR”) Ranking within the defined Long-term Performance Program (“LTPP”) peer group and the two-year average after-tax Return on Invested Capital (“ROIC”) metrics. The Relative TSR metric was based on the two-year cumulative return to shareholders from the change in stock price and dividends paid between the starting and ending dates. These LTPP awards were settled in connection with the Merger.
The compensation cost related to LTPP awards primarily recognized in SG&A and the related tax benefit during the Predecessor period are as follows (there was no compensation cost related to LTPP awards in the Successor periods):

Predecessor
First Quarter Ended
March 24, 2013
(In millions)
Pre-tax compensation cost	$2.8
Tax benefit	1.0
After-tax compensation cost	$1.8

(10)	Pensions and Other Post-Retirement Benefits
The Company's employees participate in various employee benefit plans that were in place prior to the acquisition.
The components of net periodic benefit (income)/expense are as follows:

	First Quarter Ended
	Successor	Predecessor	Successor	Predecessor
	March 30, 2014	March 24, 2013	March 30, 2014	March 24, 2013
	Pension Benefits		Other Retiree Benefits
	(In thousands)
Service cost	$7,472	$7,603	$1,409	$1,561
Interest cost	34,958	31,804	2,192	2,389
Expected return on plan assets	(54,867)	(60,344)	—	—
Amortization of prior service cost/(credit)	—	601	(1,577)	(1,487)
Amortization of unrecognized (gain)/loss	(15)	18,272	—	434
Settlements	—	3,176	—	—
Net periodic benefit (income)/expense	$(12,452)	$1,112	$2,024	$2,897

The amounts recognized for pension benefits as Other non-current assets on the Company's condensed consolidated balance sheets were $545.1 million as of March 30, 2014 and $502.2 million as of December 29, 2013.

During the first quarter of 2014, the Company contributed $29 million to these defined benefit plans. The Company expects to make combined cash contributions of approximately $67 million for the year ended December 28, 2014.  However, actual contributions may be affected by pension asset and liability valuations during the year.

During the first quarter of 2014, the Company announced its intent to terminate the salaried and non-union US defined benefit plan effective April 30, 2014. The Company also intends to wind up the Canadian salaried and Canadian hourly defined benefit plans effective March 28, 2014 and July 15, 2014, respectively. These announcements had no impact on the consolidated statement of income, condensed consolidated balance sheet or condensed consolidated statement of cash flows as at and for the three months ended March 30, 2014.

(11)	Comprehensive Income
The following tables summarize the allocation of total comprehensive income between Hawk Acquisition Intermediate Corporation II and the noncontrolling interest for the first quarters ended March 30, 2014 and March 24, 2013, respectively:

	First Quarter Ended
	Successor			Predecessor
	March 30, 2014			March 24, 2013
	Hawk Acquisition Intermediate Corporation II	Noncontrolling Interest	Total	Hawk Acquisition Intermediate Corporation II	Noncontrolling Interest	Total
	(In thousands)
Net income	$195,202	$3,283	$198,485	$177,749	$3,106	$180,855
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	105,287	8,160	113,447	(179,408)	(1,887)	(181,295)
Net deferred losses on net investment hedges from periodic revaluations	(115,446)	—	(115,446)	—	—	—
Reclassification of net pension and post-retirement benefit (gains)/losses to net income	(993)	(1)	(994)	14,847	24	14,871
Net deferred (losses)/gains on other derivatives from periodic revaluations	(58,989)	(620)	(59,609)	(5,972)	—	(5,972)
Net deferred (gains)/losses on derivatives reclassified to earnings	(2,591)	(204)	(2,795)	15,391	—	15,391
Total comprehensive income	122,470	10,618	133,088	22,607	1,243	23,850
The tax (expense)/benefit associated with each component of other comprehensive income/(loss) is as follows:

	First Quarter Ended
	Hawk Acquisition Intermediate Corporation II	Noncontrolling Interest	Total
	(In thousands)
Predecessor
March 24, 2013
Foreign currency translation adjustments	$(64)	$—	$(64)
Reclassification of net pension and post-retirement benefit losses to net income	$6,149	$8	$6,157
Net deferred losses on other derivatives from periodic revaluations	$10,558	$—	$10,558
Net deferred losses on derivatives reclassified to earnings	$(14,944)	$—	$(14,944)
Successor
March 30, 2014
Foreign currency translation adjustments	$73	$—	$73
Net deferred (gains)/losses on derivatives reclassified to earnings	$71,511	$—	$71,511
Reclassification of net pension and post-retirement benefit gains to net income	$(599)	$—	$(599)
Net deferred losses on other derivatives from periodic revaluations	$30,701	$206	$30,907
Net deferred gains on derivatives reclassified to earnings	$2,784	$69	$2,853

The following table provides a summary of the changes in the carrying amount of accumulated other comprehensive (loss)/income, net of tax, by component attributable to Hawk Acquisition Intermediate Corporation II:

	Foreign currency translation adjustments	Net pension and post retirement benefit	Net cash flow hedges	Total
Successor	(In thousands)
Balance as of December 29, 2013	22,548	102,464	107,998	233,010
Foreign currency translation adjustments	105,287	—	—	105,287
Net deferred losses on net investment hedges from periodic revaluations	(115,446)	—	—	(115,446)
Reclassification of net pension and post-retirement benefit gains to net income	—	(993)	—	(993)
Net deferred losses on other derivatives from periodic revaluations	—	—	(58,989)	(58,989)
Net deferred gains on derivatives reclassified to earnings	—	—	(2,591)	(2,591)
Net current-period other comprehensive loss	(10,159)	(993)	(61,580)	(72,732)
Balance as of March 30, 2014	$12,389	$101,471	$46,418	$160,278
The following table presents the affected earnings line for reclassifications out of accumulated other comprehensive income/(loss), net of tax, by component attributable to Hawk Acquisition Intermediate Corporation II for the first quarters ended March 30, 2014 and March 24, 2013:

Accumulated other comprehensive income/(loss) component	Reclassified from accumulated other comprehensive income/(loss) to earnings		Line affected by reclassification
	(In thousands)
	Successor	Predecessor
	Three months ended March 30, 2014	Three months ended March 24, 2013
(Losses)/gains on cash flow hedges:
Foreign exchange contracts	$(459)	$2,905	Sales
Foreign exchange contracts	5,048	1,647	Cost of products sold
Foreign exchange contracts	(38)	—	Selling, general, and administrative expenses
Foreign exchange contracts	818	6,299	Other expense
Foreign exchange contracts	6	134	Interest expense
Interest rate contracts	—	(58)	Interest expense
Cross-currency interest rate swap contracts	—	(39,876)	Other expense
Cross-currency interest rate swap contracts	—	(1,386)	Interest expense
	5,375	(30,335)	Gain/(loss) from continuing operations before income tax
	(2,784)	14,944	Provision for income taxes
	$2,591	$(15,391)	Gain/(loss) from continuing operations

Gains/(losses) on pension and post retirement benefit:
Amortization of unrecognized gain/(loss)	$15	$(18,706)	(a)
Prior service credit/(cost)	1,577	886	(a)
Settlement loss	—	(3,176)	(a)
	1,592	(20,996)	Loss from continuing operations before income tax
	(599)	6,149	Provision for income taxes
	$993	$(14,847)	Gain/(loss) from continuing operations
______________________________________
(a) As these components are included in the computation of net periodic pension and post retirement benefit costs refer to Note 10 for further details.

(12)	Changes in Equity
The following table provides a summary of the changes in the carrying amounts of total equity, Hawk Acquisition Intermediate Corporation II shareholders’ equity and equity attributable to the noncontrolling interest:

	Capital Stock	Additional Capital	Retained Earnings	Accumulated OCI	Noncontrolling Interest	Total
Successor	(In thousands)
Balance as of December 29, 2013	$16,140,000	$1,427	$(77,021)	$233,010	$215,842	$16,513,258
Comprehensive income/(loss) (a)	—	—	195,202	(72,732)	8,425	130,895
Dividends paid to shareholder	(61,819)	—	(118,181)	—	—	(180,000)
Capital contribution (b)	—	4,859	—	—	—	4,859
Stock option expense	—	1,418	—	—	—	1,418
Balance at March 30, 2014	$16,078,181	$7,704	$—	$160,278	$224,267	$16,470,430
______________________________________
(a) The allocation of the individual components of comprehensive income/(loss) attributable to Hawk Acquisition Intermediate Corporation II and the noncontrolling interest is disclosed in Note 11. Comprehensive income attributable to the redeemable non controlling interest is $2.2 million for the three months ended March 30, 2014.
(b) Represents non cash capital contribution associated with the push down of shares issued by Parent to certain employees in conjunction with the Bonus Swap Program. See Note 9.

13)	Debt
The Company's long-term debt consists of the following:

	March 30, 2014	December 29, 2013
	(Unaudited)
	(In thousands)
$2.95 billion Term B-1 Loan	$2,922,453	$2,929,213
$6.55 billion Term B-2 Loan	6,502,733	6,518,524
$3.10 billion 4.25% Second Lien Senior Secured Notes due 2020	3,100,000	3,100,000
Other U.S. Dollar Debt due May 2013 — November 2034 (0.94%—7.96%)	10,667	10,774
Other Non-U.S. Dollar Debt due May 2013 — May 2023 (3.50%—11.00%)	68,326	70,411
2.00% U.S. Dollar Notes due September 2016	58,308	58,308
1.50% U.S. Dollar Notes due March 2017	17,743	17,743
3.125% U.S. Dollar Notes due September 2021	34,433	34,433
2.85% U.S. Dollar Notes due March 2022	5,599	5,599
$235 million 6.375% U.S. Dollar Debentures due July 2028	257,684	258,075
£125 million 6.25% British Pound Notes due February 2030	220,366	218,507
$437 million 6.75% U.S. Dollar Notes due March 2032	476,389	476,943
$931 million 7.125% U.S. Dollar Notes due August 2039	1,025,944	1,026,881
	14,700,645	14,725,411
Less portion due within one year	(107,211)	(107,765)
Total long-term debt	$14,593,434	$14,617,646
Weighted-average interest rate on long-term debt, including the impact of applicable interest rate swaps	4.02%	4.01%
Senior Credit Facilities

The Senior Credit Facilities are with a syndicate of banks and other financial institutions and provide financing of up to $9.5 billion and consist of (i)(a) term B-1 loans in an aggregate principal amount of $2.95 billion (the “B-1 Loans”) and (b) term B-2 loans in aggregate principal amount of $6.55 billion (the “B-2 Loans”) in each case under the new senior secured term loan facilities (the “Term Loan Facilities”) and (ii) revolving loans of up to $2.0 billion (including revolving loans, swingline loans and letters of credit), a portion of which may be denominated in Euro, Sterling, Australian Dollars, Japanese Yen or New Zealand Dollars, under the new senior secured revolving loan facilities (the “Revolving Credit Facilities” and, together with the Term Loan Facilities, the "Senior Credit Facilities").

The borrower under the Senior Credit Facilities is Heinz. The obligations of Heinz under the Senior Credit Facilities are guaranteed by Holdings and each direct and indirect, existing and future, domestic material wholly-owned restricted subsidiary of the Company. The Senior Credit Facilities and any swap agreements and cash management arrangements provided by any party to the Senior Credit Facilities or any of its affiliates are expected to be secured on a first priority basis by a perfected security interest in substantially all of the Company's and each guarantor's tangible and intangible assets (subject to certain exceptions), including U.S. registered intellectual property, owned real property above a value to be agreed and all of the capital stock of the borrower and all capital stock directly held by the borrower or any subsidiary guarantor of each of its wholly-owned material restricted subsidiaries (limited to 65% of the capital stock of foreign subsidiaries).

The Senior Credit Facilities contain a number of customary affirmative and negative covenants that, among other things, limits or restricts the ability of the Company and its restricted subsidiaries to incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers, consolidations, liquidations and dissolutions (other than the Merger); sell assets; pay dividends and make other payments in respect of capital stock; make acquisitions, investments, loans and advances; pay and modify the terms of certain indebtedness; engage in certain transactions with affiliates; enter into negative pledge clauses and clauses restricting subsidiary distributions; and change its line of business.

In addition, under the Senior Credit Facilities, the Company is required to comply with a specified first lien senior secured leverage ratio to the extent any loans are outstanding under the New Revolving Credit Facility or Letters of Credit issued and outstanding thereunder exceed $50 million as of the end of any fiscal quarter. The Senior Credit Facilities also contain certain customary representations and warranties, affirmative covenants and events of default. As of March 30, 2014, the Company is in compliance with these credit facility covenants.

4.25% Second Lien Senior Secured Notes

On April 1, 2013, in connection with the Merger, Merger Subsidiary completed the private placement of $3.1 billion aggregate principal amount of 4.25% Second Lien Senior Secured Notes due 2020 (the “Notes”) to initial purchasers for resale by the Initial Purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States under Regulation S of the Securities Act. The Notes were issued pursuant to an indenture (the “Indenture”), dated as of April 1, 2013, by and among Merger Subsidiary, Holdings and Wells Fargo Bank, National Association, as trustee (in such capacity, the “Trustee”) and as collateral agent (in such capacity, the “Collateral Agent”).

The Notes are jointly and severally, unconditionally guaranteed on a senior secured basis, by Holdings and each direct and indirect, existing and future, domestic material wholly-owned restricted subsidiary that guarantee our obligations under the Senior Credit Facilities.

The Indenture (as supplemented by the Supplemental Indenture) limits the ability of the Company and its restricted subsidiaries to incur additional indebtedness or guarantee indebtedness; create liens or use assets as security in other transactions; declare or pay dividends, redeem stock or make other distributions to stockholders; make investments; merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets; enter into transactions with affiliates; sell or transfer certain assets; and agree to certain restrictions on the ability of restricted subsidiaries to make payments to us. We were in compliance with these covenants as of March 30, 2014.

On April 1, 2013, concurrently with the consummation of the issuance of the Notes, we entered into a Registration Rights Agreement (the "Registration Rights Agreement") among Merger Subsidiary, Holdings and Wells Fargo Securities, LLC for itself and on behalf of the Initial Purchasers. On June 7, 2013, we executed a joinder to the Registration Rights Agreement pursuant to which Heinz and certain of its subsidiaries became parties to the Registration Rights Agreement. Pursuant to the Registration Rights Agreement, we agreed, at our own cost, for the benefit of the holders of the Notes, to use our commercially reasonable efforts to file a registration statement (the “exchange offer registration statement”) with respect to a registered exchange offer (each, an “exchange offer”) to exchange such notes for new notes with terms substantially identical in all material respects with the notes (except for the provisions relating to the transfer restrictions and payment of additional interest), to cause the exchange offer registration statement to be declared effective by the SEC under the Securities Act and to consummate the exchange offer not later than 365 days after the Merger closing date. The

Company filed a Registration Statement for such an exchange offer on the Exchange Notes which became effective on May 7, 2014.
Debt issuance costs
As of March 30, 2014, unamortized debt issuance costs related to new borrowings under our current Senior Credit Facilities and the Notes were $279.5 million. Amortization of debt issuance costs recorded was $12.2 million for the three months ended March 30, 2014 and $1.1 million for the three months ended March 24, 2013. These costs are amortized using the effective interest method over the respective term of debt to which they specifically relate.

(14)	Financing Arrangements
On May 31, 2013, the Company entered into an amendment of the $175 million accounts receivable securitization program that extended the term until May 30, 2014. For the sale of receivables under the program, the Company receives cash consideration of up to $175 million and a receivable for the remainder of the purchase price (the "Deferred Purchase Price"). Prior to this amendment, the Company accounted for transfers of receivables pursuant to this program as a sale and removed them from the consolidated balance sheet. This amendment results in the transfers no longer qualifying for sale treatment under U.S. GAAP. As a result, all transfers subsequent to this amendment are accounted for as secured borrowings and the receivables sold pursuant to this program are included on the balance sheet as trade receivables, along with the Deferred Purchase price. The amount of trade receivables included on the condensed consolidated balance sheet at March 30, 2014 which are acting as collateral for these borrowings was $129.5 million.
In addition, the Company acted as servicer for approximately $94.9 million and $76.5 million of trade receivables which were sold to unrelated third parties without recourse as of March 30, 2014 and December 29, 2013, respectively. These trade receivables are short-term in nature. The proceeds from these sales are recognized on the statements of cash flows as a component of operating activities.
The Company has not recorded any servicing assets or liabilities as of March 30, 2014 and December 29, 2013 for the arrangements discussed above because the fair value of these servicing agreements as well as the fees earned were not material to the financial statements.

(15)	Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy consists of three levels to prioritize the inputs used in valuations, as defined below:
Level 1:  Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets.
Level 2:  Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3:  Unobservable inputs for the asset or liability.
As of March 30, 2014 and December 29, 2013, the fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

	March 30, 2014				December 29, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Derivatives(a)	$—	$216,179	$—	$216,179	$—	$315,361	$—	$315,361
Total assets at fair value	$—	$216,179	$—	$216,179	$—	$315,361	$—	$315,361
Liabilities:
Derivatives(a)	$—	$412,233	$—	$412,233	$—	$206,134	$—	$206,134
Total liabilities at fair value	$—	$412,233	$—	$412,233	$—	$206,134	$—	$206,134
_______________________________________

(a)
Foreign currency derivative contracts are valued based on observable market spot and forward rates and classified within Level 2 of the fair value hierarchy. Interest rate swaps are valued based on observable market swap rates and classified within Level 2 of the fair value hierarchy. Cross-currency interest rate swaps are valued based on observable market spot and swap rates and classified within Level 2 of the fair value hierarchy. Cross-currency swaps are valued based on observable market spot and swap rates and classified within Level 2 of the fair value hierarchy. The total rate of return swap is valued based on observable market swap rates and the Company's credit spread, and is classified within Level 2 of the fair value hierarchy.

The aggregate fair value of the Company's long-term debt, including the current portion, was $14.69 billion as compared with the carrying value of $14.70 billion at March 30, 2014, and $14.65 billion as compared with the carrying value of $14.73 billion at December 29, 2013. The Company's debt obligations are valued based on market quotes and are classified within Level 2 of the fair value hierarchy.

There have been no transfers between Levels 1, 2 and 3 in the first quarter of 2014 or 2013.

(16)	Derivative Financial Instruments and Hedging Activities
The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. At March 30, 2014, the Company had outstanding currency exchange, interest rate, and cross-currency swap derivative contracts with notional amounts of $2.8 billion, $9.0 billion and $8.3 billion respectively. At December 29, 2013, the Company had outstanding currency exchange, interest rate, and cross-currency swap derivative contracts with notional amounts of $2.5 billion, $9.0 billion and $8.3 billion, respectively.
The following table presents the fair values and corresponding balance sheet captions of the Company’s derivative instruments as of March 30, 2014 and December 29, 2013:

	March 30, 2014			December 29, 2013
	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Swap Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Swap Contracts
	(In thousands)
Assets:
Derivatives designated as hedging instruments:
Other receivables, net	$28,906	$—	$—	$37,072	$—	$—
Other non-current assets	1,398	179,139	3,128	4,129	265,390	31,303
	30,304	179,139	3,128	41,201	265,390	31,303
Derivatives not designated as hedging instruments:
Other receivables, net	3,607	—	—	8,771	—	—
Other non-current assets	—	—	—	—	—	—
	3,607	—	—	8,771	—	—
Total assets(1)	$33,911	$179,139	$3,128	$49,972	$265,390	$31,303
Liabilities:
Derivatives designated as hedging instruments:
Other payables	$10,888	$—	$—	$5,251	$—	$—
Other non-current liabilities	223	—	380,682	—	—	221,899
	11,111	—	380,682	5,251	—	221,899
Derivatives not designated as hedging instruments:
Other payables	20,440	—	—	10,286	—	—
Other non-current liabilities	—	—	—	—	—	—
Total liabilities(1)	$31,551	$—	$380,682	$15,537	$—	$221,899
_______________________________________

(1)
The Company’s derivative financial instruments are subject to master netting arrangements that allow for the offset of asset and liabilities in the event of default or early termination of the contract. The Company elects to record the gross assets and liabilities of its derivative financial instruments in the consolidated balance sheets. If the derivative financial instruments had been netted in the consolidated balance sheets, the asset and liability positions each would have been reduced by $216.2 million and $237.4 million at March 30, 2014 and December 29, 2013, respectively.

No material amounts of collateral were received or posted on the Company’s derivative assets and liabilities as of March 30, 2014.

Refer to Note 15 for further information on how fair value is determined for the Company’s derivatives.
The following table presents the pre-tax effect of derivative instruments on the consolidated statement of income for the first quarters ended March 30, 2014 and March 24, 2013:

	First Quarter Ended
	Successor			Predecessor
	March 30, 2014			March 24, 2013
	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Swap Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Interest Rate Swap Contracts
	(In thousands)
Cash flow hedges:
Net gains/(losses) recognized in other comprehensive loss (effective portion)	$(3,439)	$(86,251)	$(186,958)	$23,964	$—	$(40,494)
Net gains/(losses) reclassified from other comprehensive loss into earnings (effective portion):
Sales	$(459)	$—	$—	$2,905	$—	$—
Cost of products sold	5,048	—	—	1,647	—	—
Selling, general and administrative expenses	(38)	—	—	—	—	—
Other expense, net	818	—	—	6,299	—	(39,876)
Interest expense	6	—	—	134	(58)	(1,386)
	5,375	—	—	10,985	(58)	(41,262)
Fair value hedges:
Net losses recognized in other expense, net	—	—	—	—	(4,406)	—

Derivatives not designated as hedging instruments:
Unrealized gain on derivative instruments	—	—	—	—	—	—
Net (losses)/gains recognized in other expense, net	(17,419)	—	—	(11,143)	—	—
Net gains recognized in interest income	—	—	—	—	(1,011)	—
	(17,419)	—	—	(11,143)	(1,011)	—
Total amount recognized in statement of operations	$(12,044)	$—	$—	$(158)	$(5,475)	$(41,262)

Foreign Currency Hedging:
The Company uses forward contracts and to a lesser extent, option contracts to mitigate its foreign currency exchange rate exposure due to forecasted purchases of raw materials and sales of finished goods, and future settlement of foreign currency denominated assets and liabilities. The Company’s principal foreign currency exposures that are hedged include the Australian dollar, British pound sterling, Canadian dollar, Euro, and the New Zealand dollar. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities that meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item.
Interest Rate Hedging:
The Company uses interest rate swaps to manage debt and interest rate exposures. The Company is exposed to interest rate volatility with regard to existing and future issuances of fixed and floating rate debt. Primary exposures include U.S. Treasury rates and London Interbank Offered Rates (LIBOR). Derivatives used to hedge risk associated with changes in the fair value of certain fixed-rate debt obligations are primarily designated as fair value hedges. Consequently, changes in the fair value of these derivatives, along with changes in the fair value of the hedged debt obligations that are attributable to the hedged risk, are recognized in current period earnings.

The Company also entered into cross-currency interest rate swaps which were designated as cash flow hedges of the future payments of loan principal and interest associated with certain foreign denominated variable rate debt obligations. As a result of the merger, these contracts were terminated in May 2013.
Prior to the Merger date, Merger Subsidiary entered into interest rate swaps to mitigate exposure to variable rate debt that was raised to finance the acquisition. These agreements were not designated as hedging instruments prior to the acquisition date, and as such, we recognized the fair value of these instruments as an asset with gains recognized in income. As a result of the Merger and the transactions entered into in connection therewith, we have assumed the liabilities and obligations of Merger Subsidiary. Upon consummation of the acquisition, these interest rate swaps with an aggregate notional amount of $9 billion met the criteria for hedge accounting and were designated as hedges of future interest payments.
Deferred Hedging Gains and Losses:
As of March 30, 2014, the Company is hedging forecasted transactions for periods not exceeding 2 years. During the next 12 months, the Company expects $8.0 million of net deferred gains reported in accumulated other comprehensive loss to be reclassified to earnings, assuming market rates remain constant through contract maturities. Hedge ineffectiveness related to cash flow hedges as well as reclassifications to earnings due to hedged transactions no longer expected to occur, which is reported in current period earnings as other income/(expense), net, was not significant for the first quarters of Fiscal 2014 and Fiscal 2013, respectively.
Hedges of Net Investments in Foreign Operations:
We have numerous investments in our foreign subsidiaries, the net assets of which are exposed to volatility in foreign currency exchange rates. Beginning in October 2013, we have used cross currency swaps to hedge a portion of our net investment in such foreign operations against adverse movements in exchange rates. We designated cross currency swap contracts between pound sterling and USD, the Euro and USD, the Australian Dollar and USD, and the Japanese Yen and USD, as net investment hedges of a portion of our equity in foreign operations in those currencies. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates, are economically offset by movements in the fair values of our cross currency swap contracts. The fair value of the swaps is calculated each period with changes in fair value reported in foreign currency translation adjustments within accumulated other comprehensive income (loss), net of tax. Such amounts will remain in other comprehensive income (loss) until the complete or substantially complete liquidation of our investment in the underlying foreign operations.
In relation to the cross currency swaps:
•We pay 6.462% per annum on the pound sterling notional amount of £2.795 billion and receive 6.15% per annum on the USD notional amount of $4.5 billion on each January 8, April 8, July 8 and October 8, through the maturity date of the swap, which was also expected to be on October 8, 2019.
•We pay 5.696% per annum on the Euro notional amount of €2.21 billion and receive 6.15% per annum on the USD notional amount of $3.0 billion on each January 9, April 9, July 9 and October 9, through the maturity date of the swap, which was also expected to be on October 9, 2019.
•We pay 9.164% per annum on the Australian dollar notional amount of A$793.8 million and receive 6.15% per annum on the USD notional amount of $750.0 million on each January 10, April 10, July 10 and October 10, through the maturity date of the swap, which was also expected to be on October 10, 2019.
•We pay 4.104% per annum on the Japanese yen notional amount of ¥4,854.5 billion and receive 6.15% per annum on the USD notional amount of $50.0 million on each January 11, April 11, July 11 and October 11, through the maturity date of the swap, which was also expected to be on October 11, 2019.
The net amounts paid or received on a quarterly basis are recorded in Other income/(expense), net, in the consolidated statement of operations, and are immaterial in the quarter ended March 30, 2014.
Other Activities:
The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting but which have the economic impact of largely mitigating foreign currency or interest rate exposures. The Company maintained foreign currency forward contracts with a total notional amount of $1,741 million and $1,010 million that did not meet the criteria for hedge accounting as of March 30, 2014 and December 29, 2013, respectively. These forward contracts are accounted for on a full mark-to-market basis through current earnings, with gains and losses recorded as a component of other income/(expense), net. Net unrealized gains/(losses) related to outstanding contracts totaled $(16.8) million and $(1.5) million as of March 30, 2014 and December 29, 2013, respectively. These contracts are scheduled to mature within one year.
Concentration of Credit Risk:
Counterparties to currency exchange and interest rate derivatives consist of major international financial institutions. The Company continually monitors its positions and the credit ratings of the counterparties involved and, by policy, limits the amount of credit exposure to any one party. While the Company may be exposed to potential losses due to the credit risk of non-performance by these counterparties, losses are not anticipated. The Company closely monitors the credit risk associated with its counterparties and customers and to date has not experienced material losses.

(17)	Venezuela- Foreign Currency and Inflation

We apply highly inflationary accounting to our business in Venezuela. Under highly inflationary accounting, the financial statements of our Venezuelan subsidiary are remeasured into our reporting currency (U.S. dollars), based on the exchange rate at which we expect to remit dividends in U.S. dollar (which we currently determine to be the official exchange rate of 6.3 BsF/US$). Exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than accumulated other comprehensive loss on the balance sheet, until such time as the economy is no longer considered highly inflationary. The impact of applying highly inflationary accounting for Venezuela on our consolidated financial statements is therefore dependent upon movements in the official exchange rate between the Venezuelan bolivar fuerte and the U.S. dollar.
On February 8, 2013, the Venezuelan government announced the devaluation of its currency relative to the U.S. dollar, changing the official exchange rate from 4.30 to 6.30. As a result, the Company recorded a $43 million pre-tax currency translation loss, which was reflected within other expense, net, on the condensed consolidated statement of income in the first quarter of 2013.
In March 2013, the Venezuelan government announced the creation of a new foreign exchange mechanism called the Complimentary System of Foreign Currency Acquirement (or SICAD, which stands for Sistema Complimentario de Administración de Divisas). It operates similar to an auction system and allows entities in specific sectors to bid for U.S. dollar to be used for specified import transactions. In January 2014, the government in Venezuela announced certain changes to the regulations governing the currency exchange market. The current official exchange rate remains applicable to import activities related to certain necessities, including food products. In February 2014, the Venezuelan government established a new foreign exchange market mechanism (SICAD II), which became effective on March 24, 2014 and may be the market through which U.S. dollars will be obtained for the remittance of dividends. This market has significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms.  Between March 24, 2014 and March 31, 2014 the published weighted average daily exchange rate was between 49.81 bolivars per USD and 51.86 bolivars per USD. Because there is still considerable uncertainty with respect to the types and amounts of transactions that may actually be realized under the various foreign exchange markets, we continue to remeasure our Venezuelan monetary assets and liabilities at the official rate of 6.3 bolivars per U.S. dollar.  The amount of net monetary assets and liabilities included in our Venezuelan subsidiary’s balance sheet was $124.7 million at March 30, 2014.

18.    Supplemental Financial Information

On April 1, 2013, in connection with the Merger, Merger Subsidiary completed the private placement of $3.1 billion aggregate principal amount of 4.25% Second Lien Senior Secured Notes due 2020 (the “Notes”) to Initial Purchasers for resale by the Initial Purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States under Regulation S of the Securities Act. See Note 13 for more details.

The Notes are jointly and severally, full and unconditionally guaranteed on a senior secured basis, subject to certain customary release provisions by the Guarantors, which represent most of Heinz's domestic subsidiaries, which guarantee our obligations under the Senior Credit Facilities.

The Issuer, H.J. Heinz Company, and guarantor subsidiaries are 100% owned by Hawk Acquisition Intermediate Corporation II (“Holdings”).

The non-U.S. subsidiaries are identified below as Non-Guarantors. The following represents the condensed consolidating financial information for Hawk Acquisition Intermediate Corporation II, the Issuer, the Guarantors on a combined basis, and the non-U.S. subsidiaries of H. J. Heinz Company (the “Non-Guarantors”), on a combined basis, together with eliminations, as of and for the periods indicated. The condensed consolidating financial information may not necessarily be indicative of the financial position, results of operations or cash flows had Hawk Acquisition Intermediate Corporation II, H. J. Heinz Company, Guarantors and Non-Guarantors operated as independent entities.

Successor
Hawk Acquisition Intermediate Corporation II and Subsidiaries

Condensed Consolidating Statements of Operations
First Quarter Ended March 30, 2014

	Holdings	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Sales	$—	$67,917	$1,034,107	$1,801,567	$(103,432)	$2,800,159
Cost of product sold	—	477	726,496	1,222,019	(103,432)	1,845,560
Gross profit	—	67,440	307,611	579,548	—	954,599
Selling, general and administrative expenses	—	14,102	147,302	359,771	—	521,175
Operating income	—	53,338	160,309	219,777	—	433,424
Interest expense, net	—	155,555	6,491	1,079	—	163,125
Other (expense)/income, net	—	(6,204)	645	(15,641)	—	(21,200)
(Loss)/income before income taxes	—	(108,421)	154,463	203,057	—	249,099
Equity in earnings of subsidiaries	195,202	326,782	161,801	—	(683,785)	—
Provision for/(benefit from) income taxes	—	23,159	(469)	27,924	—	50,614
Net income	195,202	195,202	316,733	175,133	(683,785)	198,485
Less: Net income attributable to noncontrolling interest	—	—	—	3,283	—	3,283
Net income	$195,202	$195,202	$316,733	$171,850	$(683,785)	$195,202

Total comprehensive income	$122,470	$122,470	$414,492	$259,949	$(796,911)	$122,470

Predecessor
Hawk Acquisition Intermediate Corporation II and Subsidiaries

Condensed Consolidating Statements of Operations
First Quarter Ended March 24, 2013

	Holdings	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Sales	NA	$65,527	$1,016,954	$1,869,452	$(95,688)	$2,856,245
Cost of product sold	NA	931	691,257	1,219,882	(95,688)	1,816,382
Gross profit	NA	64,596	325,697	649,570	—	1,039,863
Selling, general and administrative expenses	NA	52,167	180,515	409,111	—	641,793
Operating income	NA	12,429	145,182	240,459	—	398,070
Interest expense, net	NA	41,832	18,360	4,580	—	64,772
Other expense, net	NA	(640)	(1,767)	(53,192)	—	(55,599)
(Loss)/income from continuing operations before income taxes	NA	(30,043)	125,055	182,687	—	277,699
Equity in earnings of subsidiaries	NA	212,615	100,189	—	(312,804)	—
Provision for income taxes	NA	4,823	30,767	26,073	—	61,663
Income from continuing operations	NA	177,749	194,477	156,614	(312,804)	216,036
Loss from discontinued operations, net of tax	NA	—	—	(35,181)	—	(35,181)
Net income	NA	177,749	194,477	121,433	(312,804)	180,855
Less: Net income attributable to noncontrolling interest	NA	—	—	3,106	—	3,106
Net income	NA	$177,749	$194,477	$118,327	$(312,804)	$177,749

Total comprehensive income/(loss)	NA	$22,607	$103,191	$(21,550)	$(81,641)	$22,607

Successor
Hawk Acquisition Intermediate Corporation II and Subsidiaries

Condensed Consolidating Balance Sheets
As of March 30, 2014

	Holdings	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS	(In thousands)
Current assets:
Cash and cash equivalents	$—	$12,140	$607,229	$1,895,863	$—	$2,515,232
Trade receivables	—	—	—	1,106,304	—	1,106,304
Other receivables	—	129,400	12,600	175,956	—	317,956
Receivables due from affiliates	—	116,651	34,726	53,082	(204,459)	—
Inventories:
Finished goods and work-in-process	—	—	417,653	769,820	—	1,187,473
Packaging material and ingredients	—	—	89,013	194,261	—	283,274
Total inventories	—	—	506,666	964,081	—	1,470,747
Prepaid expenses	—	8,486	26,433	111,161	(5,454)	140,626
Short-term lending due from affiliates	—	1,520,041	32,090	401,814	(1,953,945)	—
Other current assets	—	—	21,872	54,827	(15,641)	61,058
Total current assets	—	1,786,718	1,241,616	4,763,088	(2,179,499)	5,611,923
Property, plant and equipment:
Property, plant and equipment, gross	—	243,767	856,746	1,836,136	—	2,936,649
Less accumulated depreciation	—	19,632	148,585	195,728	—	363,945
Total property, plant and equipment, net	—	224,135	708,161	1,640,408	—	2,572,704
Other non-current assets:
Goodwill	—	—	8,537,074	6,523,350	—	15,060,424
Investments in subsidiaries	16,246,163	26,439,369	15,737,520	—	(58,423,052)	—
Trademarks, net	—	4,659,800	624,300	6,877,120	—	12,161,220
Other intangibles, net	—	804,210	650,585	886,462	—	2,341,257
Long-term lending due from affiliates	—	—	3,381,006	204,660	(3,585,666)	—
Other non-current assets	—	489,628	107,594	616,925	—	1,214,147
Total other non-current assets	16,246,163	32,393,007	29,038,079	15,108,517	(62,008,718)	30,777,048
Total assets	$16,246,163	$34,403,860	$30,987,856	$21,512,013	$(64,188,217)	$38,961,675

Successor
Hawk Acquisition Intermediate Corporation II and Subsidiaries

Condensed Consolidating Balance Sheets
As of March 30, 2014

	Holdings	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS EQUITY	(In thousands)
Current liabilities:
Short-term debt	$—	$—	$—	$130,729	$—	$130,729
Short-term lending due to affiliates	—	7,671	1,945,307	967	(1,953,945)	—
Portion of long-term debt due within one year	—	95,000	433	11,778	—	107,211
Trade payables	—	5,154	327,861	961,497	—	1,294,512
Payables due to affiliates	—	38,652	76,451	89,356	(204,459)	—
Other payables	—	28,530	2,175	86,724	—	117,429
Accrued marketing	—	—	64,816	274,582	—	339,398
Other accrued liabilities	—	219,984	99,555	367,004	(5,454)	681,089
Income taxes	—	257,365	2,944	44,271	(15,641)	288,939
Total current liabilities	—	652,356	2,519,542	1,966,908	(2,179,499)	2,959,307
Long-term debt and other non-current liabilities:
Long-term debt	—	12,546,268	1,770,252	276,914	—	14,593,434
Long-term borrowings due to affiliates	—	2,000,000	204,660	1,640,847	(3,845,507)	—
Deferred income taxes	—	2,448,786	166,355	1,409,264	—	4,024,405
Non-pension post-retirement benefits	—	4,640	137,460	53,283	—	195,383
Other non-current liabilities	—	505,647	36,659	146,343	—	688,649
Total long-term debt and other non-current liabilities	—	17,505,341	2,315,386	3,526,651	(3,845,507)	19,501,871
Redeemable noncontrolling interest	—	—	—	30,067	—	30,067
Total shareholders' equity	16,246,163	16,246,163	26,152,928	15,764,120	(58,163,211)	16,246,163
Noncontrolling interest	—	—	—	224,267	—	224,267
Total equity	16,246,163	16,246,163	26,152,928	15,988,387	(58,163,211)	16,470,430
Total liabilities and equity	$16,246,163	$34,403,860	$30,987,856	$21,512,013	$(64,188,217)	$38,961,675

Successor
Hawk Acquisition Intermediate Corporation II and Subsidiaries

Condensed Consolidating Balance Sheets
As of December 29, 2013

	Holdings	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS	(In thousands)
Current assets:
Cash and cash equivalents	$—	$48,396	$943,741	$1,466,855	$—	$2,458,992
Trade receivables	—	—	—	1,099,655	—	1,099,655
Other receivables	—	39,816	15,406	189,306	—	244,528
Receivables due from affiliates	—	83,618	21,752	60,974	(166,344)	—
Inventories:
Finished goods and work-in-process	—	—	452,230	686,143	—	1,138,373
Packaging material and ingredients	—	—	101,332	195,691	—	297,023
Total inventories	—	—	553,562	881,834	—	1,435,396
Prepaid expenses	—	12,784	25,560	127,870	(21,118)	145,096
Short-term lending due from affiliates	—	1,807,502	32,777	602,059	(2,442,338)	—
Other current assets	—	—	50,720	51,239	(41,501)	60,458
Total current assets	—	1,992,116	1,643,518	4,479,792	(2,671,301)	5,444,125
Property, plant and equipment:
Property, plant and equipment, gross	—	238,618	804,277	1,786,596	—	2,829,491
Less accumulated depreciation	—	15,064	54,016	96,919	—	165,999
Total property, plant and equipment, net	—	223,554	750,261	1,689,677	—	2,663,492
Other non-current assets:
Goodwill	—	—	8,554,726	6,515,336	—	15,070,062
Investments in subsidiaries	16,297,416	26,033,700	15,500,336	—	(57,831,452)	—
Trademarks, net	—	4,659,800	624,300	6,846,773	—	12,130,873
Other intangibles, net	—	804,370	666,472	887,939	—	2,358,781
Long-term lending due from affiliates	—	—	3,305,383	202,767	(3,508,150)	—
Other non-current assets	—	687,059	107,682	538,070	(27,796)	1,305,015
Total other non-current assets	16,297,416	32,184,929	28,758,899	14,990,885	(61,367,398)	30,864,731
Total assets	$16,297,416	$34,400,599	$31,152,678	$21,160,354	$(64,038,699)	$38,972,348

Successor
Hawk Acquisition Intermediate Corporation II and Subsidiaries

Condensed Consolidating Balance Sheets
As of December 29, 2013

	Holdings	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS EQUITY	(In thousands)
Current liabilities:
Short-term debt	$—	$—	$—	$143,689	$—	$143,689
Short-term lending due to affiliates	—	9,589	2,408,903	23,846	(2,442,338)	—
Portion of long-term debt due within one year	—	95,000	430	12,335	—	107,765
Trade payables	—	13,389	326,636	852,049	—	1,192,074
Payables due to affiliates	—	49,265	60,488	56,591	(166,344)	—
Other payables	—	16,349	2,569	129,275	—	148,193
Accrued marketing	—	—	80,892	289,437	—	370,329
Other accrued liabilities	—	217,074	157,824	406,841	(21,118)	760,621
Income taxes	—	192,282	2,120	49,287	(41,501)	202,188
Total current liabilities	—	592,948	3,039,862	1,963,350	(2,671,301)	2,924,859
Long-term debt and other non-current liabilities:
Long-term debt	—	12,568,819	1,772,244	276,583	—	14,617,646
Long-term borrowings due to affiliates	—	2,000,000	202,766	1,554,633	(3,757,399)	—
Deferred income taxes	—	2,569,192	171,737	1,419,974	—	4,160,903
Non-pension post-retirement benefits	—	—	169,664	54,504	(27,796)	196,372
Other non-current liabilities	—	372,224	35,989	121,212	—	529,425
Total long-term debt and other non-current liabilities	—	17,510,235	2,352,400	3,426,906	(3,785,195)	19,504,346
Redeemable noncontrolling interest	—	—	—	29,885	—	29,885
Total shareholders' equity	16,297,416	16,297,416	25,760,416	15,524,371	(57,582,203)	16,297,416
Noncontrolling interest	—	—	—	215,842	—	215,842
Total equity	16,297,416	16,297,416	25,760,416	15,740,213	(57,582,203)	16,513,258
Total liabilities and equity	$16,297,416	$34,400,599	$31,152,678	$21,160,354	$(64,038,699)	$38,972,348

Successor
Hawk Acquisition Intermediate Corporation II and Subsidiaries

Condensed Consolidating Statements of Cash Flows
For the Quarter Ended March 30, 2014

	Holdings	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities:		(In thousands)
Cash (used for)/provided by operating activities	—	$(116,072)	$219,658	$197,784	$—	$301,370
Investing activities:
Capital expenditures	—	(16,442)	(21,198)	(23,943)	—	(61,583)
Net proceeds/(payments) on intercompany lending activities	—	287,461	(74,936)	201,072	(413,597)	—
Return of capital	180,000	—	—	—	(180,000)	—
Other items, net	—	13,999	4,426	191	—	18,616
Cash provided by/(used for) investing activities	180,000	285,018	(91,708)	177,320	(593,597)	(42,967)
Financing activities:
Payments on long-term debt	—	(23,750)	(38)	(860)	—	(24,648)
Net (payments)/proceeds on intercompany borrowing activities	—	(1,918)	(464,424)	52,745	413,597	—
Net payments on commercial paper and short-term debt	—	—	—	(12,565)	—	(12,565)
Dividends	(180,000)	(180,000)	—	—	180,000	(180,000)
Other items, net	—	466	—	—	—	466
Cash (used for)/provided by financing activities	(180,000)	(205,202)	(464,462)	39,320	593,597	(216,747)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	14,584	—	14,584
Net (decrease)/increase in cash and cash equivalents	—	(36,256)	(336,512)	429,008	—	56,240
Cash and cash equivalents at beginning of period	—	48,396	943,741	1,466,855	—	2,458,992
Cash and cash equivalents at end of period	—	$12,140	$607,229	$1,895,863	$—	$2,515,232

Predecessor
Hawk Acquisition Intermediate Corporation II and Subsidiaries

Condensed Consolidating Statements of Cash Flows
For the Quarter Ended March 24, 2013

	Holdings	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities:		(In thousands)
Cash (used for)/provided by operating activities	NA	$(36,636)	$239,950	$335,207	$(48,093)	$490,428
Investing activities:
Capital expenditures	NA	(20,587)	(17,332)	(61,780)	—	(99,699)
Net payments on intercompany lending activities	NA	—	(314,979)	(221,374)	536,353	—
Additional investments in subsidiaries	NA	(124,142)	(132)	—	124,274	—
Other items, net	NA	—	(790)	4,300	—	3,510
Cash used for investing activities	NA	(144,729)	(333,233)	(278,854)	660,627	(96,189)
Financing activities:
Payments on long-term debt	NA	—	(3,464)	(3,665)	—	(7,129)
Proceeds from long-term debt	NA	—	—	3,221	—	3,221
Net proceeds/(payments) on intercompany borrowing activities	NA	347,957	223,933	(35,537)	(536,353)	—
Net payments on commercial paper and short-term debt	NA	—	(275,737)	(34,094)	—	(309,831)
Dividends	NA	(165,601)	—	(48,093)	48,093	(165,601)
Exercise of stock options	NA	18,389	—	—	—	18,389
Purchase of treasury stock	NA	(17,762)	—	—	—	(17,762)
Other intercompany capital stock transactions	NA	—	119,311	4,963	(124,274)	—
Other items, net	NA	(1,613)	(44,474)	—	—	(46,087)
Cash provided by/(used for) financing activities	NA	181,370	19,569	(113,205)	(612,534)	(524,800)
Effect of exchange rate changes on cash and cash equivalents	NA	—	—	(109,384)	—	(109,384)
Net decrease in cash and cash equivalents	NA	5	(73,714)	(166,236)	—	(239,945)
Cash and cash equivalents at beginning of period	NA	—	198,288	2,084,132	—	2,282,420
Cash and cash equivalents at end of period	NA	$5	$124,574	$1,917,896	$—	$2,042,475

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Merger

The H.J. Heinz Company ("Heinz") has been a pioneer in the food industry for over 140 years and possesses one of the world's best and most recognizable brands - Heinz ®. The Company has a global portfolio of leading brands focused in three core categories, Ketchup and Sauces, Meals and Snacks, and Infant/Nutrition.

On February 13, 2013, Heinz entered into the Merger Agreement with Parent and Merger Subsidiary. The acquisition was consummated on June 7, 2013, and as a result, Merger Subsidiary merged with and into Heinz, with Heinz surviving as a wholly owned subsidiary of Holdings (together with its subsidiaries, the "Company"), which is in turn an indirect wholly owned subsidiary of Parent. Parent is controlled by the Sponsors.

Purchase Accounting Effects. The Merger was accounted for using the acquisition method of accounting which affected our results of operations in certain significant respects. The Sponsors' cost of acquiring the Company has been pushed-down to establish a new accounting basis for the Company. Accordingly, the accompanying interim consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the Merger. The allocation of the total purchase price to the Company's net tangible and identifiable intangible assets were based on preliminary estimated fair values as of the Merger date, as described further in Note 2 to the Financial Statements. The following are reflected in our results of operations for the three month period ended March 30, 2014 as compared to the three month period ended March 24, 2013:

•	Incremental amortization of approximately $16 million on the step-up in basis of definite-lived intangible assets which was included within cost of products sold.

•	Incremental interest expense of $98 million related to new borrowings under the Senior Credit Facilities and the Notes issued in a private offering, in connection with the Merger.

•	The purchase accounting adjustment to deferred pension costs resulted in a decrease in pension expense of approximately $8 million which was primarily reflected in cost of products sold.

•	The purchase accounting adjustment to deferred derivative gains related to foreign currency cash flow hedges resulted in an increase in cost of products sold of approximately $8 million.

Periods Presented

Successor - the consolidated financial statements as of March 30, 2014, and for the period from December 30, 2013 through March 30, 2014. The accounts of Merger Subsidiary from inception on February 8, 2013 to the date of its merger into Heinz on June 7, 2013 were included in the Successor period June 8, 2013 to December 29, 2013 as presented in the Registration Statement. There was no activity in Merger Subsidiary for the period February 8, 2013 to March 24, 2013.

Transition period - the period from April 29, 2013 to December 29, 2013.

Predecessor - the consolidated financial statements of the Company prior to the Merger on June 7, 2013.

Executive Overview

During the three months ended March 30, 2014, the Company's total sales were $2.80 billion, compared to $2.86 billion for the three months ended March 24, 2013 (based on the Company's former fiscal month end). Sales decreased 0.2% due to divestitures. The remaining decline in sales was principally due to unfavorable foreign exchange translation rates which decreased sales by 2.4% and a decrease in volume of 0.4% primarily due to frozen meals and snacks category softness in U.S. Consumer Products, lower soup sales in the U.K. as a result of the unseasonably mild winter and raw material and packaging supply constraints in Venezuela, substantially offset by an acceleration of sales ahead of the US Keystone(1) go-live in April 2014. Net pricing increased sales by 1.1%, driven by price increases in Venezuela (a hyper-inflationary economy), US Foodservice, Indonesia and India, partially offset by price decreases due to increased promotional activity in both US Consumer Products and Italy.
In the three months ended March 30, 2014, gross profit, operating income and net income have been significantly impacted by restructuring related costs and expenses. In addition, the effects of the new basis of accounting resulted in increased non-cash charges to cost of sales for increased amortization expense associated with the fair value adjustments to intangible assets and the increased borrowings to fund the Merger resulting in higher interest costs compared to prior year quarter.

Adjusted earnings before interest, tax, depreciation and amortization ("Adjusted EBITDA") increased $170 million or 32.9%, to $689 million, primarily reflecting the reduction in cost of products sold and SG&A due to efficiencies driven by prior year productivity initiatives.
See The Merger and The Results of Operation sections for further analysis of our operating results for the quarter.

(1) Project Keystone is a multi-year global program designed to drive productivity and make Heinz much more competitive by adding capabilities, harmonizing global processes and standardizing our systems through SAP

Restructuring and Productivity Initiatives

During the transition period and the first quarter of 2014, the Company invested in restructuring and productivity initiatives as part of its ongoing cost reduction efforts with the goal of driving efficiencies and creating fiscal resources that will be reinvested into the Company's business as well as to accelerate overall productivity on a global scale. As of March 30, 2014, these initiatives have resulted in the reduction of approximately 3,500 corporate and field positions across the Company's global business segments (excluding the factory closures noted below). Including charges incurred as of March 30, 2014, the Company currently estimates it will incur total charges of approximately $300 million related to severance benefits and other severance-related expenses related to the reduction in corporate and field positions, of which $280 million has been incurred through March 30, 2014. The ongoing annual cost savings is estimated to be approximately $250 million. The severance-related charges and cost savings assumptions that the Company expects to incur in connection with these work force reductions are subject to a number of assumptions and may differ from actual results. See Note 5, “Restructuring and Productivity Initiatives” for additional information on these productivity initiatives. There were no such charges in the first three months of 2013.
In addition, the Company has announced the planned closure of 5 factories across the U.S., Canada and Europe during 2014.  The number of employees expected to be impacted by these 5 plant closures and consolidation is approximately 1,650, of which 175 had left the Company as of March 30, 2014. The Company currently estimates it will incur charges of approximately $93 million related to severance benefits and other severance-related expenses related to these factory closures, of which $49 million has been incurred through March 30, 2014. In addition the Company will recognize accelerated depreciation on assets to be disposed of. The ongoing annual cost savings is estimated to be approximately $70 million. The severance-related charges and cost savings assumptions that the Company expects to incur in connection with these factory workforce reductions and factory closures are subject to a number of assumptions and may differ from actual results. The Company may also incur other charges not currently contemplated due to events that may occur as a result of, or related to, these cost reductions.

The Company recorded pre-tax costs related to these productivity initiatives of $141 million in the first quarter of 2014 which were recorded in the Non-Operating segment. See Note 5. There were no such charges in the first quarter of 2013.

Discontinued Operations

In January 2013, the Company’s Board of Directors approved management’s plan to sell Shanghai LongFong Foods (“LongFong”), a maker of frozen products in China which was previously reported in the Asia/Pacific segment. As a result, LongFong’s net assets were classified as held for sale and the Company adjusted the carrying value to estimated fair value, recording a $36.0 million pre-tax and after-tax non-cash goodwill impairment charge to discontinued operations in January 2013. The sale was completed in June 2014, resulting in an insignificant pre-tax and after-tax loss which was recorded in discontinued operations in the Successor period.
The operating results related to these businesses have been included in discontinued operations in the Company's consolidated statements of income for all periods presented. The following table presents summarized operating results for discontinued operations:

Predecessor
First Quarter Ended
March 24, 2013
(In millions)
Sales	$21.3
Net losses	$0.8

THREE MONTHS ENDED MARCH 30, 2014 (SUCCESSOR) AND MARCH 24, 2013 (PREDECESSOR)

Results of Continuing Operations

On October 21, 2013, our board of directors approved a change in our fiscal year-end from the Sunday closest to April 30 to the Sunday closest to December 31. As a result of this change, the Company filed its Annual Report for the transition period beginning on April 29, 2013 and ending on December 29, 2013 in its Registration Statement. The Company's Form 10-Q for the quarter ended March 30, 2014 is the first interim filing under the new fiscal year ending December 28, 2014.

Sales for the three months ended March 30, 2014 decreased $56 million, or 2.0%, to $2.80 billion. Sales decreased 0.2% due to divestitures. Volume decreased 0.4% primarily due to frozen meals and snacks category softness in U.S. Consumer Products, lower soup sales in the U.K. as a result of the unseasonably mild winter and raw material and packaging supply constraints in Venezuela, substantially offset by an acceleration of sales ahead of the US Keystone go-live. Net pricing increased sales by 1.1%, driven by price increases in Venezuela (a hyper-inflationary economy), US Foodservice, Indonesia and India, partially offset by price decreases due to increased promotional activity in both US Consumer Products and Italy. Unfavorable foreign exchange translation rates decreased sales by 2.4%.

Gross profit decreased $85 million or 8.2% to $955 million, and gross profit margin decreased to 34.1% from 36.4%. These decreases are primarily related to higher cost of products sold associated with charges for restructuring and productivity initiatives of $119 million (which are recorded in the non-operating segment) and to incremental amortization of $16 million following the step-up in basis of definite-lived intangible assets due to preliminary purchase accounting adjustments. Gross profit was positively impacted by reduced costs of product sold as a result of restructuring and productivity initiatives undertaken in the prior year.

Selling, general and administrative expenses ("SG&A") decreased $121 million, or 18.8% to $521 million, and decreased as a percentage of sales to 18.6% from 22.5% period over period. The decrease in SG&A is attributable to lower fixed selling and distribution ($24 million) and general and administrative expense ($77 million) primarily resulting from prior year restructuring and productivity related initiatives and lower marketing expense ($17 million).

Net interest expense increased $98 million, to $163 million, reflecting higher average debt balances resulting from the Merger. Other expense, net, was $21 million compared to $56 million in the prior year. The decrease is primarily related to the prior year charge of $43 million in relation to the currency devaluation in Venezuela.

For the current quarter the Company recorded a tax expense of $51 million, or 20.3% of pretax income. In the prior year the Company recorded a tax expense of $62 million, or 22.2% of pretax income. The decrease in the effective tax rate is primarily the result of the current period benefiting from the inclusion of revisions to estimates relating to the period ending December 29, 2013 while the prior year contained both a non-tax benefited loss that occurred upon the devaluation of the Venezuelan currency offset by a benefit from the reversal on an uncertain tax liability due to the expiration of the statute of limitations in a foreign tax jurisdiction.

The net income from continuing operations attributable to H. J. Heinz Company was $195 million compared to $213 million in the prior year.

Adjusted EBITDA increased $170 million or 32.9%, to $689 million, primarily reflecting the reduction in cost of products sold and SG&A due to efficiencies driven by prior year productivity initiatives.

OPERATING RESULTS BY BUSINESS SEGMENT

In the first quarter of 2014, the Company transitioned to new segments, which are aligned to the new organizational structure implemented during the transition period. These new segments reflect how senior management run the business from an organizational perspective and look at the internal management reporting used for decision-making. The Company has reclassified the segment data for the prior period to conform to the current period’s presentation.

North America

Sales of the North America segment increased $5 million, or 0.5%, to $1,169 million. Volume was up 1.8% primarily reflecting an acceleration of sales ahead of the U.S. Keystone go-live coupled with strong ketchup sales in Canada, offset by frozen meals and snacks category softness in U.S. Consumer Products. Lower net price of 0.1% reflects price increases in U.S. Foodservice in the middle of 2013 offset by the acceleration of promotional activity as a result of the U.S. Keystone go-live in U.S. Consumer Products especially for frozen potatoes and frozen appetizers and snacks, as well as increased promotional activity for tomato products and pasta sauces in Canada. Unfavorable Canadian exchange translation rates decreased sales 1.3%.

Gross profit increased $30 million, or 6.6%, to $477 million and the gross profit margin increased to 40.8% from 38.5%. These increases are primarily related to higher volume associated with the acceleration of sales ahead of the U.S. Keystone go-live and lower cost of products sold as a result of the various restructuring and productivity initiatives undertaken in the prior year, partially offset by higher cost of products sold associated with the amortization of the preliminary purchase accounting adjustments relative to customer related assets. Adjusted EBITDA increased $74 million or 25.8% to $362 million reflecting increase in gross profit noted above and lower SG&A primarily related to reduced costs related to workforce reductions and lower marketing spend.

Europe

Heinz Europe sales increased $13 million, or 1.7%, to $763 million. The divestiture of a small soup business in Germany decreased sales 0.8%. Volume was down 2.2% due to soft category sales in the U.K., primarily in soup due to the unseasonably mild winter, and to a lesser extent Italy and Eastern Europe, partially offset by strong market performance in Sweden and France. Net pricing increased 0.2% primarily reflecting higher pricing in the U.K and Eastern Europe partially offset by reduced pricing in Italy. Favorable exchange translation rates increased sales 4.5%.

Gross profit increased $31 million, or 10.7%, to $318 million while the gross profit margin increased to 41.6% from 38.3%. These increases are primarily related to reduction in cost of products sold due to efficiencies driven by prior year productivity initiatives, partially offset by higher cost of products sold associated with the amortization of the preliminary purchase accounting adjustments relative to customer related assets and lower volume. Adjusted EBITDA increased $48 million to $216 million reflecting the increase in gross profit and lower SG&A primarily related to prior year productivity initiatives.

Asia/Pacific

Heinz Asia/Pacific sales decreased $55 million, or 10.0%, to $492 million. Volume decreased 1.9% largely a result of competitive pressures in ambient juice driving lower market share along with promotional timing in other ambient drinks in Australia and promotional timing across multiple categories in New Zealand. Pricing increased 1.2%, due to increased pricing on ABC® sauces in Indonesia and a reduction in promotional activity in China, partially offset by promotional price decreases in ketchup, condiments and sauces in both Australia and New Zealand. Unfavorable foreign exchange translation rates primarily in Australia, Japan and Indonesia, decreased sales by 9.3%.

Gross profit decreased $26 million, or 14.9%, to $147 million, while the gross profit margin decreased to 29.9% from 31.6%. These decreases are related to higher cost of products sold associated with the amortization of the preliminary purchase accounting adjustments relative to customer related assets, purchase accounting elimination of deferred derivative gains related to foreign currency cash flow hedges, as well as unfavorable foreign exchange translation rates. Adjusted EBITDA increased $3 million to $72 million, as the decrease in gross profit was more than offset by lower SG&A primarily related to prior year productivity initiatives.

Latin America

Sales of the Latin America segment decreased $12 million, or 5.8%, to $198 million. Volume decreased 5.3% as decreases in Venezuela, driven by raw material and packaging supply constraints, and Brazil, driven by increased competitive pressure primarily in fruits and vegetables, were partially offset by increased volume as a result of local ketchup production and market expansion in Mexico. Pricing increased sales 7.0% primarily due to the hyper-inflationary economy in Venezuela. Unfavorable foreign exchange translation rates primarily in Brazil decreased sales by 7.5%.

Gross profit increased $5 million, or 7.2%, to $69 million and the gross profit margin increased to 34.6% from 30.4%. These increases are primarily related to prior year currency devaluation in Venezuela resulting in temporary margin erosion in the first quarter of 2013 as sales prices lagged increased cost of products sold, largely offset by unfavorable exchange rates in Brazil. Adjusted EBITDA increased $15 million to $32 million reflecting the increase in gross profit and lower SG&A resulting from the prior year restructuring and productivity initiatives, primarily in Venezuela.

RIMEA

Sales for RIMEA decreased $8 million, or 4.2%, to $177 million. Volume increased 3.1% as volume growth was realized across the segment with the exception of India which experienced volume declines primarily as a result of softness in the healthy beverages category and loss of market share. Pricing increased sales by 4.9%, largely due to increasing commodity prices in India and price increases on ketchup in the Middle East. Unfavorable foreign exchange translation rates decreased sales 12.2%.

Gross profit decreased $1 million, or 2.0%, to $66 million, and the gross profit margin increased to 37.2% from 36.3%. The gross profit margin improvement was primarily related to favorable product mix primarily in the Middle East, offset by reduced margins in India as a result of commodity inflation. Adjusted EBITDA increased $4 million to $29 million, primarily reflecting lower SG&A costs in Russia and India.

Liquidity and Financial Position

In connection with the Merger, the cash consideration was funded from equity contributions from the Sponsors and cash of the Company, as well as proceeds received by Merger Subsidiary in connection with the following debt financing pursuant to the Senior Credit Facilities and the Notes:

•
$9.5 billion in senior secured term loans, with tranches of 6 and 7 year maturities and fluctuating interest rates based on, at the Company's election, base rate or LIBOR plus a spread on each of the tranches, with respective spreads ranging from 125-150 basis points for base rate loans with a 2% base rate floor and 225-250 basis points for LIBOR loans with a 1% LIBOR floor. Prior to the Merger, Merger Subsidiary entered into interest rate swaps to mitigate exposure to the variable interest rates on these term loans and as a result, the rate on future interest payments beginning in January 2015 and extending through July 2020 have been fixed at an average fixed rate of 2.1%,

•
$2.0 billion senior secured revolving credit facility with a 5 year maturity and a fluctuating interest rate based on, at the Company's election, base rate or LIBOR, with respective spreads ranging from 50-100 basis points for base rate loans and 150-200 basis points for LIBOR loans, on which nothing is currently drawn, and

•	$3.1 billion of 4.25% secured second lien notes with a 7.5 year maturity, which are required to be exchanged within one year of consummation of the Merger Agreement for registered notes.

Cash provided by operating activities was $301 million for the three months ended March 30, 2014, compared to $490 million for the prior year. The decline reflects unfavorable movements in receivables, accrued liabilities and additional pension funding, partially offset by favorable movements in accounts payable. Cash used in the current year in relation to productivity and restructuring initiatives totaled $102 million.

Cash used for investing activities totaled $43 million for the three months ended March 30, 2014, compared to $96 million for the prior year. The decline is due to reduced capital expenditures and increased proceeds from disposals of property, plant and equipment.

Cash used for financing activities totaled $217 million for the three months ended March 30, 2014, compared to $525 million in the prior year as reductions in net payments on commercial paper and short term debt in the prior year more than offset the increase in dividends paid year over year.

At March 30, 2014, the Company had total debt of $14.8 billion and cash and cash equivalents of $2.5 billion.

Prior to the Merger, our intent was to reinvest the accumulated earnings of our foreign subsidiaries in our international operations, except where remittance could be made tax free in certain situations, and our plans did not demonstrate a need to repatriate them to fund our U.S. cash requirements. Accordingly, a liability for the related deferred income taxes was not reflected in the Company's financial statements. While we continue to expect to reinvest a substantial portion of the future earnings of our foreign subsidiaries in our international operations, as of the Merger date we determined that a portion of our accumulated unremitted foreign earnings are likely to be needed to meet U.S. cash needs. For the portion of unremitted foreign earnings preliminarily determined not to be permanently reinvested, a deferred tax liability of approximately $302 million is currently recorded. The Company currently anticipates repatriating the majority of the accumulated unremitted earnings which are no longer permanently reinvested during 2014 resulting in the utilization of a substantial portion of its foreign tax credit carryforwards. As of March 30, 2014, the Company has not yet finalized its estimate of acquisition date deferred taxes associated with repatriation plans and further adjustments of this estimate may be made as the purchase price allocation is finalized during the measurement period.

Berkshire Hathaway has an $8.0 billion preferred stock investment in Parent which requires a 9.0% annual dividend to be paid quarterly in cash or in-kind.  The Company made a single distribution of $180 million in cash to Hawk Acquisition Intermediate Corporation I (the immediate parent of Holdings) during the three months ended March 30, 2014, and expects to continue to make quarterly cash distributions to fund this dividend.

The Company will continue to monitor the credit markets to determine the appropriate mix of long-term debt and short-term debt going forward. The Company believes that its operating cash flow, existing cash balances, together with the credit facilities and other available capital market financing, will be adequate to meet the Company's cash requirements for operations, including capital spending, debt maturities and interest payments. While the Company is confident that its needs can be financed, there can be no assurance that increased volatility and disruption in the global capital and credit markets will not impair its ability to access these markets on commercially acceptable terms.

Venezuela- Foreign Currency and Inflation

We apply highly inflationary accounting to our business in Venezuela. Under highly inflationary accounting, the financial statements of our Venezuelan subsidiary are remeasured into our reporting currency (U.S. dollars), based on the exchange rate at which we expect to remit dividends in U.S. dollar (which we currently determine to be the official exchange rate of 6.3 BsF/US$). Exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than accumulated other comprehensive loss on the balance sheet, until such time as the economy is no longer considered highly inflationary. The impact of applying highly inflationary accounting for Venezuela on our consolidated financial statements is therefore dependent upon movements in the official exchange rate between the Venezuelan bolivar fuerte and the U.S. dollar.
On February 8, 2013, the Venezuelan government announced the devaluation of its currency relative to the U.S. dollar, changing the official exchange rate from 4.30 to 6.30. As a result, the Company recorded a $43 million pre-tax currency translation loss, which was reflected within other expense, net, on the condensed consolidated statement of income in the first quarter of 2013.
In March 2013, the Venezuelan government announced the creation of a new foreign exchange mechanism called the Complimentary System of Foreign Currency Acquirement (or SICAD, which stands for Sistema Complimentario de Administración de Divisas). It operates similar to an auction system and allows entities in specific sectors to bid for U.S. dollar to be used for specified import transactions. In January 2014, the government in Venezuela announced certain changes to the regulations governing the currency exchange market. The current official exchange rate remains applicable to import activities related to certain necessities, including food products. In February 2014, the Venezuelan government established a new foreign exchange market mechanism (SICAD II), which became effective on March 24, 2014 and may be the market through which U.S. dollars will be obtained for the remittance of dividends. This market has significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms.  Between March 24, 2014 and March 31, 2014 the published weighted average daily exchange rate was between 49.81 bolivars per USD and 51.86 bolivars per USD. Because there is still considerable uncertainty with respect to the types and amounts of transactions that may actually be realized under the various foreign exchange markets, we continue to remeasure our Venezuelan monetary assets and liabilities at the official rate of 6.3 bolivars per U.S. dollar. The amount of net monetary assets and liabilities included in our Venezuelan subsidiary’s balance sheet was $124.7 million at March 30, 2014.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. In addition, the Company has purchase obligations for materials, supplies, services, and property, plant and equipment as part of the ordinary conduct of business. A few of these obligations are long-term and are based on minimum purchase requirements. Certain purchase obligations contain variable pricing components, and, as a result, actual cash payments are expected to fluctuate based on changes in these variable components. Due to the proprietary nature of some of the Company's materials and processes, certain supply contracts contain penalty provisions for early terminations. The Company does not believe that a material amount of penalties are reasonably likely to be incurred under these contracts based upon historical experience and current expectations. There have been no material changes to contractual obligations during the three months ended March 30, 2014. For additional information, refer to Company's Registration Statement on Form S-4 which became effective May 7, 2014.

As of the end of the first quarter of 2014, the total amount of gross unrecognized tax benefits for uncertain tax positions, including an accrual of related interest and penalties along with positions only impacting the timing of tax benefits, was approximately $68.3 million. The timing of payments will depend on the progress of examinations with tax authorities. The Company does not expect a significant tax payment related to these obligations within the next year. The Company is unable to make a reasonably reliable estimate as to when cash settlements with taxing authorities may occur.

Recently Issued Accounting Standards
See Note 4 to the Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Non-GAAP Measures

Included in this report are measures of financial performance that are not defined by generally accepted accounting principles in the United States (“GAAP”). Each of the measures is used in reporting to the Company's executive management and as a component of the Board of Directors' measurement of the Company's performance for incentive compensation purposes. Management and the Board of Directors believe that these measures provide useful information to investors, and include these measures in other communications to investors.

For each of these non-GAAP financial measures, a reconciliation of the differences between the non-GAAP measure and the most directly comparable GAAP measure has been provided. In addition, an explanation of why management believes the non-GAAP measure provides useful information to investors and any additional purposes for which management uses the non-GAAP measure are provided below. These non-GAAP measures should be viewed in addition to, and not in lieu of, the comparable GAAP measure.

Results Excluding Special Items

Management believes that this measure provides useful information to investors because it is the profitability measure used to evaluate earnings performance on a comparable year-over-year basis.

2014 Results Excluding Charges for Productivity Initiatives and Other Special Items

The adjustments were charges for productivity initiatives, amortization of deferred debt issuance costs related to new borrowings under our current Senior Credit Facilities and the Notes, incremental depreciation and amortization as a result of preliminary purchase accounting adjustments and stock based compensation expense that, in management's judgment, significantly affect the assessment of operating results. See “Restructuring and Productivity Initiatives” sections for further explanation of certain of these charges and the following reconciliation of the Company's first quarter of 2014 results excluding charges for productivity initiatives and other special items to the relevant GAAP measure.

	Successor
	First Quarter Ending March 30, 2014
(Continuing Operations)	Sales	Gross Profit	SG&A	Operating Income	Pre-Tax Income	Net Income attributable to Hawk Acquisition Intermediate Corporation II
	(In thousands)
Reported results	$2,800,159	$954,599	$521,175	$433,424	$249,099	$195,202
Charges for productivity initiatives	—	118,793	22,014	140,807	140,807	104,560
2014 special items(a)	—	4,153	4,318	8,471	8,471	6,029
Amortization of deferred debt issuance costs	—	—	—	—	12,200	$7,534
Incremental depreciation and amortization from preliminary purchase accounting adjustments	—	18,453	—	18,453	18,453	12,917
Stock based compensation	—	—	1,418	1,418	1,418	876
Results excluding charges for productivity initiatives and 2014 special items	$2,800,159	$1,095,998	$493,425	$602,573	$430,448	$327,118

(a)
Includes incremental costs primarily for additional warehousing and other logistics costs incurred related to the acceleration of sales ahead of the U.S. SAP go-live, which was launched in the second quarter of 2014, along with equipment relocation charges and consulting and advisory charges not specifically related to restructuring activities.

2013 Results Excluding Charges for Merger Related Costs and Other Special Items

The adjustments were for Merger related costs, the loss associated with the devaluation of the official exchange rate in Venezuela, the charge associated with the settlement of the Foodstar Holdings Pte earn-out, and stock based compensation that, in management's judgment, significantly affect the assessment of operating results. See "The Merger" section for further explanation of certain of these charges and the following reconciliation of the Company's first quarter of 2013 results excluding charges for merger related costs and other special items to the relevant GAAP measure.

	Predecessor
	First Quarter Ending March 24, 2013
(Continuing Operations)	Sales	Gross Profit	SG&A	Merger Related Costs	Operating Income	Pre-Tax Income	Net Income attributable to Hawk Acquisition Intermediate Corporation II
	(In thousands)
Reported results	$2,856,245	$1,039,863	$628,960	$12,833	$398,070	$277,699	$177,749
Merger related costs	—	—	—	12,833	12,833	12,833	7,924
Currency translation loss in Venezuela	—	—	—	—	—	42,698	39,132
Charge for settlement of Foodstar earn-out			12,081	—	12,081	12,081	12,081
Stock based compensation	—	—	10,071	—	10,071	10,071	6,756
Results excluding special items	$2,856,245	$1,039,863	$606,808	$—	$433,055	$355,382	$243,642

EBITDA & Adjusted EBITDA (from Continuing Operations)

EBITDA is defined as earnings from continuing operations (net income or loss) before interest, taxes, depreciation and amortization, and is used by management to measure operating performance of the business. Adjusted EBITDA is a tool intended to assist our management in comparing our performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect our core operations. These items include share-based compensation and non-cash compensation expense, other operating (income) expenses, net, and all other specifically identified costs associated with projects, transaction costs, restructuring and related professional fees.    EBITDA and Adjusted EBITDA are intended to provide additional information only and do not have any standard meaning prescribed by generally accepted accounting principles in the U.S. or U.S. GAAP. EBITDA and Adjusted EBITDA are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income or other performance measures derived in accordance with GAAP, or as alternatives to cash flow from operating activities as measures of our liquidity. The Company's definition of EBITDA may not be comparable to similarly titled measures used by other companies.

We believe that EBITDA and Adjusted EBITDA are useful to investors, analysts and other external users of our consolidated financial statements because they are widely used by investors to measure operating performance without regard to items such as income taxes, net interest expense, depreciation and amortization, non-cash stock compensation expense and other one-time items, which can vary substantially from company to company depending upon accounting methods and book value of assets, financing methods, capital structure and the method by which assets were acquired.

Because of their limitations, neither EBITDA nor Adjusted EBITDA should be considered as a measure of discretionary cash available to us to reinvest in the growth of our business or as a measure of cash that will be available to us to meet our obligations. Additionally, our presentation of Adjusted EBITDA is different than Adjusted EBITDA as defined in our debt agreements.

	First Quarter Ended
	Successor	Predecessor
	March 30, 2014	March 24, 2013
	(In thousands)
Income from continuing operations, net of tax	$198,485	$216,036
Interest expense, net	163,125	64,772
Provision for income tax	50,614	61,663
Depreciation, including accelerated depreciation for restructuring	147,220	76,046
Amortization	24,117	10,424
EBITDA	$583,561	$428,941

Merger related costs	—	12,833
Severance related costs	53,680	—
Other exit and implementation restructuring costs	13,692	—
Leasehold improvement intangible asset write-off	6,791	—
2014 special items	8,471	—
Foodstar earn-out	—	12,081
Other expense, net (excluding amortization)	21,200	54,390
Stock based compensation	1,418	10,071
Adjusted EBITDA	$688,813	$518,316

Adjusted EBITDA increased $170 million or 32.9%, to $689 million, reflecting increased sales volume due to an acceleration of sales ahead of the U.S. Keystone go-live as well as the reduction in cost of products sold and SG&A due to efficiencies driven by prior year productivity initiatives. These improvements in Adjusted EBITDA were partially offset by higher cost of products sold associated with the amortization of the preliminary purchase accounting adjustments relative to customer related assets.

Discussion of Significant Accounting Estimates
In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with GAAP. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company addresses in its Annual Report for the transition period ended December 29, 2013 included in the Registration Statement on Form S-4, which became effective May 7, 2014, its most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. No changes to such policies as discussed in the Registration Statement have occurred as of March 30, 2014.

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

Statements about future growth, profitability, costs, expectations, plans, or objectives included in this report, including in management's discussion and analysis, and the financial statements and footnotes, are forward-looking statements based on management's estimates, assumptions, and projections. These forward-looking statements are subject to risks, uncertainties, assumptions and other important factors, many of which may be beyond the Company's control and could cause actual results to differ materially from those expressed or implied in this report and the financial statements and footnotes. Uncertainties contained in such statements include, but are not limited to:

•	the ability of the Company to retain and hire key personnel and maintain relationships with customers, suppliers and other business partners,

•	sales, volume, earnings, or cash flow growth,

•	general economic, political, and industry conditions, including those that could impact consumer spending,

•	competitive conditions, which affect, among other things, customer preferences and the pricing of products, production, and energy costs,

•	competition from lower-priced private label brands,

•
increases in the cost and restrictions on the availability of raw materials including agricultural commodities and packaging materials, the ability to increase product prices in response, and the impact on profitability,

•	the ability to identify and anticipate and respond through innovation to consumer trends,

•	the need for product recalls,

•	the ability to maintain favorable supplier and customer relationships, and the financial viability of those suppliers and customers,

•	currency valuations and devaluations and interest rate fluctuations,

•	our substantial level of indebtedness and related debt-service obligations,

•	changes in credit ratings, leverage, and economic conditions, and the impact of these factors on our cost of borrowing and access to capital markets,

•
our ability to effectuate our strategy, including our continued evaluation of potential opportunities, such as strategic acquisitions, joint ventures, divestitures and other initiatives, our ability to identify, finance and complete these transactions and other initiatives, and our ability to realize anticipated benefits from them,

•	the ability to successfully complete cost reduction programs and increase productivity including our restructuring and productivity initiatives,

•	the ability to effectively integrate acquired businesses,

•	new products, packaging innovations, and product mix,

•	the effectiveness of advertising, marketing, and promotional programs,

•	supply chain efficiency,

•	cash flow initiatives,

•	risks inherent in litigation, including tax litigation,

•
the ability to further penetrate and grow and the risk of doing business in international markets, particularly our emerging markets, economic or political instability in those markets, strikes, nationalization, and the performance of business in hyperinflationary environments, in each case, such as Venezuela; and the uncertain global macroeconomic environment and sovereign debt issues, particularly in Europe,

•	changes in estimates in critical accounting judgments and changes in laws and regulations, including tax laws,

•	the success of tax planning strategies,

•	the possibility of increased pension expense and contributions and other people-related costs,

•	the potential adverse impact of natural disasters, such as flooding and crop failures, and the potential impact of climate change,

•	the ability to implement new information systems, potential disruptions due to failures in information technology systems, and risks associated with social media, and

•
other factors described in “Risk Factors” and "Cautionary Statement Relevant to Forward-Looking Information" in the Company's Annual Report for the transition period ended December 29, 2013 included in the Registration Statement on Form S-4, which became effective May 7, 2014.

The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by the securities laws.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the Company’s market risk during the three months ended March 30, 2014. For additional information, refer to the Company's Annual Report for the transition period ended December 29, 2013 included in the Registration Statement on Form S-4, which became effective May 7, 2014.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this report, were effective and provided reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

During the three months ended March 30, 2014, the Company continued its implementation of SAP software across operations in the U.S and Russia. As appropriate, the Company is modifying the design and documentation of internal control processes and procedures relating to the new systems to simplify and harmonize existing internal control over financial reporting. There were no additional changes in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 5.	Other Information
On April 24, 2014, it was announced that Hein Schumacher, Zone President of Asia Pacific, had provided notice of his intention to resign from Heinz effective May 26, 2014.

Item 6.	Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K are listed below. Documents not designated as being incorporated herein by reference are filed herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.

3(i)	Certificate of Incorporation of Hawk Acquisition Intermediate Corporation II is incorporated herein by reference to Exhibit 3 (iii) of the Company's S-4 Registration Statement effective May 7, 2014.
3(ii)
Bylaws of Hawk Acquisition Intermediate Corporation II effective February 8, 2013 are incorporated herein by reference to Exhibit 3 (iv) of the Company's S-4 Registration Statement effective May 7, 2014.

31(a)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32(a)	18 U.S.C. Section 1350 Certification by the Chief Executive Officer.
32(b)	18 U.S.C. Section 1350 Certification by the Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.LAB	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
_______________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWK ACQUISITION INTERMEDIATE CORPORATION II
(Registrant)
Date:	May 9, 2014
		By:	/s/ Paulo Basilio
Paulo Basilio
Chief Financial Officer
(Principal Financial Officer)

Date:	May 9, 2014
		By:	/s/ Robert Bonacci
Robert Bonacci
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX
DESCRIPTION OF EXHIBIT
Exhibits required to be filed by Item 601 of Regulation S-K are listed below. Documents not designated as being incorporated herein by reference are filed herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.

3(i)	Certificate of Incorporation of Hawk Acquisition Intermediate Corporation II is incorporated herein by reference to Exhibit 3 (iii) of the Company's S-4 Registration Statement effective May 7, 2014.
3(ii)
Bylaws of Hawk Acquisition Intermediate Corporation II effective February 8, 2013 are incorporated herein by reference to Exhibit 3 (iv) of the Company's S-4 Registration Statement effective May 7, 2014.

31(a)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32(a)	18 U.S.C. Section 1350 Certification by the Chief Executive Officer.
32(b)	18 U.S.C. Section 1350 Certification by the Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.LAB	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
_______________________________________