Form 10-Q
period 2014-06-29
H. J. Heinz Corp II
filed 2014-08-12
CIK 1600508

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number 333-194441
H. J. HEINZ CORPORATION II
(Exact name of registrant as specified in its charter)

Delaware	46-2246679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One PPG Place, Pittsburgh, Pennsylvania (Address of Principal Executive Offices)	15222 (Zip Code)

Registrant’s telephone number, including area code: (412) 456-5700
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes X  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer _	Accelerated filer _	Non-accelerated filer X	Smaller reporting company _
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No X
The number of shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding as of June 29, 2014 was 1,000 shares.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

H. J. HEINZ CORPORATION II AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
	March 31 - June 29, 2014	March 25 - June 23, 2013	March 25 - June 7, 2013
	(13 weeks)	(2 weeks)	(11 weeks)
	(Unaudited)
	(In thousands)
Sales	$2,728,436	$503,426	$2,347,453
Cost of products sold	1,844,836	450,724	1,500,513
Gross profit	883,600	52,702	846,940
Selling, general and administrative expenses	511,137	108,739	496,507
Merger related costs	—	55,993	144,169
Operating income/(loss)	372,463	(112,030)	206,264
Interest income	6,998	1,010	4,125
Interest expense	168,339	57,488	59,552
Unrealized gain on derivative instruments	—	117,934	—
Other expense, net	(42,590)	(1,690)	(127,020)
Income/(loss) from continuing operations before income taxes	168,532	(52,264)	23,817
Provision for/(benefit from) income taxes	34,011	(11,127)	98,503
Income/(loss) from continuing operations	134,521	(41,137)	(74,686)
Loss from discontinued operations, net of tax	—	—	(4,482)
Net income/(loss)	134,521	(41,137)	(79,168)
Less: Net income/(loss) attributable to the noncontrolling interest	7,803	8	3,579
Net income/(loss) attributable to H. J. Heinz Corporation II	$126,718	$(41,145)	$(82,747)
Amounts attributable to H. J. Heinz Corporation II common shareholders:
Income/(loss) from continuing operations, net of tax	126,718	(41,145)	$(78,265)
Loss from discontinued operations, net of tax	—	—	(4,482)
Net income/(loss)	$126,718	$(41,145)	$(82,747)

See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ CORPORATION II AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
	December 30, 2013 - June 29, 2014	February 8 - June 23, 2013	December 24, 2012 - June 7, 2013
	(26 weeks)	(2 weeks)	(24 weeks)
	(Unaudited)
	(In thousands)
Sales	$5,528,595	$503,426	$5,203,698
Cost of products sold	3,690,395	450,724	3,316,896
Gross profit	1,838,200	52,702	1,886,802
Selling, general and administrative expenses	1,032,313	108,739	1,125,466
Merger related costs	—	55,993	157,002
Operating income/(loss)	805,887	(112,030)	604,334
Interest income	12,467	1,010	10,213
Interest expense	336,934	57,488	130,413
Unrealized gain on derivative instruments	—	117,934	—
Other expense, net	(63,791)	(1,690)	(182,618)
Income/(loss) from continuing operations before income taxes	417,629	(52,264)	301,516
Provision for/(benefit from) income taxes	84,624	(11,127)	160,166
Income/(loss) from continuing operations	333,005	(41,137)	141,350
Loss from discontinued operations, net of tax	—	—	(39,663)
Net income/(loss)	333,005	(41,137)	101,687
Less: Net income/(loss) attributable to the noncontrolling interest	11,086	8	6,685
Net income/(loss) attributable to H. J. Heinz Corporation II	$321,919	$(41,145)	$95,002
Amounts attributable to H. J. Heinz Corporation II common shareholders:
Income/(loss) from continuing operations, net of tax	321,919	(41,145)	$134,665
Loss from discontinued operations, net of tax	—	—	(39,663)
Net income/(loss)	$321,919	$(41,145)	$95,002

See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ CORPORATION II AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Successor		Predecessor
	March 31 - June 29, 2014	March 25 - June 23, 2013	March 25 - June 7, 2013
	(Unaudited)
	(In thousands)
Net income/(loss)	$134,521	$(41,137)	$(79,168)
Other comprehensive (loss)/income, net of tax:
Foreign currency translation adjustments	136,941	(167,486)	(55,200)
Net pension and post retirement benefit (losses)/gains	(27,885)	—	(189,294)
Reclassification of net pension and post-retirement benefit (gains)/losses to net income	(986)	—	11,996
Net deferred (losses)/gains on derivatives from periodic revaluations	(99,711)	107,302	994
Net deferred (gains)/losses on derivatives reclassified to earnings	(1,263)	—	7,283
Total comprehensive income/(loss)	141,617	(101,321)	(303,389)
Comprehensive income/(loss) attributable to the noncontrolling interest	(3,083)	5,665	(392)
Comprehensive income/(loss) attributable to H. J. Heinz Corporation II	$138,534	$(95,656)	$(303,781)

See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ CORPORATION II AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Six Months Ended
	Successor		Predecessor
	December 30, 2013 - June 29, 2014	February 8 - June 23, 2013	December 24, 2012 - June 7, 2013
	(Unaudited)
	(In thousands)
Net income/(loss)	$333,005	$(41,137)	$101,687
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	134,943	(167,486)	(236,495)
Net pension and post retirement benefit (losses)/gains	(27,885)	—	(189,294)
Reclassification of net pension and post-retirement benefit (gains)/losses to net income	(1,979)	—	26,867
Net deferred (losses)/gains on derivatives from periodic revaluations	(159,320)	107,302	(4,978)
Net deferred (gains)/losses on derivatives reclassified to earnings	(4,058)	—	22,674
Total comprehensive income/(loss)	274,706	(101,321)	(279,539)
Comprehensive income/(loss) attributable to the noncontrolling interest	(13,702)	5,665	(1,635)
Comprehensive income/(loss) attributable to H. J. Heinz Corporation II	$261,004	$(95,656)	$(281,174)

See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ CORPORATION II AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Successor
	June 29, 2014	December 29, 2013
	(Unaudited)
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$2,804,917	$2,458,992
Trade receivables, net	956,783	1,099,655
Other receivables, net	205,445	244,528
Inventories:
Finished goods and work-in-process	1,197,197	1,138,373
Packaging material and ingredients	215,331	297,023
Total inventories	1,412,528	1,435,396
Prepaid expenses	159,009	145,096
Other current assets	71,382	60,458
Total current assets	5,610,064	5,444,125
Property, plant and equipment	2,990,735	2,829,491
Less accumulated depreciation	478,548	165,999
Total property, plant and equipment, net	2,512,187	2,663,492
Goodwill	15,460,744	15,070,062
Trademarks, net	12,113,066	12,130,873
Other intangibles, net	1,972,841	2,358,781
Other non-current assets	1,098,430	1,305,015
Total other non-current assets	30,645,081	30,864,731
Total assets	$38,767,332	$38,972,348

See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ CORPORATION II AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Successor
	June 29, 2014	December 29, 2013
	(Unaudited)
	(In thousands)
Liabilities and Equity
Current Liabilities:
Short-term debt	$1,053	$143,689
Portion of long-term debt due within one year	106,416	107,765
Trade payables	1,266,807	1,192,074
Other payables	145,662	148,193
Accrued interest	163,512	172,340
Accrued trade promotions and marketing	341,690	370,329
Other accrued liabilities	543,348	588,281
Income taxes	374,095	202,188
Total current liabilities	2,942,583	2,924,859
Long-term debt	14,571,638	14,617,646
Deferred income taxes	3,801,778	4,160,903
Non-pension postretirement benefits	197,402	196,372
Other non-current liabilities	789,653	529,425
Total long-term liabilities	19,360,471	19,504,346
Redeemable noncontrolling interest	31,555	29,885
Equity:
Capital stock	16,024,898	16,140,000
Additional capital	9,868	1,427
Accumulated deficit	—	(77,021)
Accumulated other comprehensive income	172,095	233,010
Total H. J. Heinz Corporation II shareholder equity	16,206,861	16,297,416
Noncontrolling interest	225,862	215,842
Total equity	16,432,723	16,513,258
Total liabilities and equity	$38,767,332	$38,972,348

See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ CORPORATION II AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
	December 30, 2013 - June 29, 2014	February 8 - June 23, 2013	December 24, 2012 - June 7, 2013
	(26 weeks)	(2 weeks)	(24 weeks)
	(Unaudited) (In thousands)
Cash Flows from Operating Activities:
Net income/(loss)	$333,005	$(41,137)	$101,687
Adjustments to reconcile net income to cash provided by/ (used for) operating activities:
Depreciation	283,727	12,838	143,516
Amortization	49,643	1,485	21,044
Amortization of deferred debt related costs	22,667	2,581	18,494
Inventory fair value step-up charged to cost of products sold	—	124,105	—
Deferred taxes	(194,740)	27,767	(47,655)
Net loss on divestitures	—	—	34,616
Pension contributions	(46,122)	(5,044)	(28,281)
Impairment loss on indefinite-lived trademarks	61,774	—	—
Unrealized gain on derivative instruments	—	(117,934)	—
Other items, net	18,332	(63,747)	71,496
Changes in current assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables (includes proceeds from securitization)	28,529	(52,156)	83,062
Inventories	29,199	75,285	46,306
Prepaid expenses and other current assets	(12,164)	4,606	16,368
Accounts payable	41,736	(49,373)	65,310
Accrued liabilities	(78,702)	4,944	124,006
Income taxes	310,408	(41,941)	17,582
Cash provided by/(used for) operating activities	847,292	(117,721)	667,551
Cash Flows from Investing Activities:
Capital expenditures	(153,043)	(7,454)	(291,417)
Proceeds from disposals of property, plant and equipment	39,978	47	2,579
Acquisitions, net of cash received	—	(21,494,287)	—
Change in restricted cash	—	(513,001)	—
Other items, net	(1,836)	(26,510)	30,683
Cash used for investing activities	(114,901)	(22,041,205)	(258,155)
Cash Flows from Financing Activities:
Payments on long-term debt	(50,036)	(1,783,998)	(449,847)
Proceeds from long-term debt	21	12,569,590	4,968
Debt issuance costs	—	(320,824)	—
Net (payments)/proceeds on commercial paper and short-term debt	(11,268)	(1,619,283)	297,215
Dividends	(360,000)	—	(331,654)
Exercise of stock options	—	—	19,387
Purchase of treasury stock	—	—	(17,762)
Capital contributions	—	16,500,000	—
Other items, net	11,626	17,727	(3,673)
Cash (used for)/provided by financing activities	(409,657)	25,363,212	(481,366)
Effect of exchange rate changes on cash and cash equivalents	23,191	(4,413)	(140,483)
Net increase/(decrease) in cash and cash equivalents	345,925	3,199,873	(212,453)
Cash and cash equivalents at beginning of period	2,458,992	—	2,282,420
Cash and cash equivalents at end of period	$2,804,917	$3,199,873	$2,069,967
See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ CORPORATION II AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

Organization

On August 1, 2014, the Company's Board of Directors approved a change to the Company's name from Hawk Acquisition Intermediate Corporation II to H. J. Heinz Corporation II, effective immediately.

On June 7, 2013, H. J. Heinz Company ("Heinz") was acquired by H. J. Heinz Holding Corporation (formerly known as Hawk Acquisition Holding Corporation) (“Parent”), a Delaware corporation controlled by Berkshire Hathaway Inc. (“Berkshire Hathaway”) and 3G Special Situations Fund III, L.P. (“3G Capital,” and together with Berkshire Hathaway, the “Sponsors”), pursuant to the Agreement and Plan of Merger, dated February 13, 2013 (the “Merger Agreement”), as amended by the Amendment to Agreement and Plan of Merger, dated March 4, 2013 (the “Amendment”), by and among Heinz, Parent and Hawk Acquisition Sub, Inc., a Pennsylvania corporation and an indirect wholly owned subsidiary of Parent (“Merger Subsidiary”), in a transaction hereinafter referred to as the “Merger.” As a result of the Merger, Merger Subsidiary merged with and into Heinz, with Heinz surviving as a wholly owned subsidiary of H. J. Heinz Corporation II (formerly Hawk Acquisition Intermediate Corporation II) ("Holdings"), which in turn is an indirect wholly owned subsidiary of Parent. See Note 2 "Merger and Acquisition" for further information on the Merger.

Unless the context otherwise requires, the terms "we," "us," "our" and the "Company" refer, collectively, to Holdings, Heinz, and its subsidiaries.

The Company filed a Registration Statement on Form S-4 ("Registration Statement") for an exchange offer for the outstanding 4.25% Second Lien Senior Secured Notes due 2020, in the aggregate principal amount of $3.1 billion ("Exchange Notes"), which became effective May 7, 2014. The Exchange Notes are guaranteed fully and unconditionally, and jointly and severally, on a senior secured basis, subject to certain customary release provisions by Parent, Holdings and most of the Company's domestic subsidiaries, which guarantee our obligations under the Senior Credit Facilities (see Notes 11 and 18). As a result of the Registration Statement becoming effective on May 7, 2014, Holdings became the registrant within which Heinz is consolidated. Holdings has no operations and its Balance Sheet is comprised solely of its investment in Heinz and share capital owned by its parent, Hawk Acquisition Intermediate Corporation I.

Basis of Presentation

The Merger was accounted for as a business combination using the acquisition method of accounting in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification 805, Business Combinations. The Sponsors' cost of acquiring Heinz has been pushed down to establish a new accounting basis for the Company. Accordingly, the interim condensed consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the Merger. The Predecessor and Successor periods have been separated by a vertical line on the face of the condensed consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting.

Successor - the condensed consolidated financial statements as of June 29, 2014, and for the period from February 8, 2013 through June 29, 2014. The accounts of Merger Subsidiary from inception on February 8, 2013 to the date of its merger into the Company on June 7, 2013 were included in the Successor period from June 8, 2013 to December 29, 2013 as presented in the Registration Statement on Form S-4 which became effective May 7, 2014. There was no activity in Merger Subsidiary for the period from February 8, 2013 to March 24, 2013, and the activity in the period from March 25, 2013 to June 7, 2013 related primarily to the issuance of the Exchange Notes and recognition of associated issuance costs and interest expense. The cash was invested in a money market account until the completion of the Merger on June 7, 2013.

Predecessor - the condensed consolidated financial statements of the Company prior to the Merger on June 7, 2013.

Change In Fiscal Year

On October 21, 2013, the Company's Board of Directors approved a change in the Company's fiscal year-end from the Sunday closest to April 30 to the Sunday closest to December 31. As a result of this change, the Company presented its Annual Report for the transition period beginning on April 29, 2013 and ending on December 29, 2013 in its Registration Statement. The Company's interim filings on Form 10-Q are now reported in accordance with the new fiscal year ending December 28, 2014.

The interim condensed consolidated financial statements of the Company are unaudited and have been prepared following the rules and regulations of the United States Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments, which are of a normal and recurring nature, except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair statement of the results of operations of these interim periods, have been included. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
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

The total consideration paid in connection with the Merger was approximately $28.75 billion, including the assumption of Heinz's outstanding debt. The allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed in the Merger reflects fair value estimates based on management analysis, including work performed by third-party valuation specialists. Measurement period adjustments that the Company determined to be material were applied retrospectively to the Merger Date.

The following is a summary of the final allocation of the purchase price of the Merger to the estimated fair values of assets acquired and liabilities assumed in the transaction:

(In thousands)
Cash (including excess cash from Parent)	$3,223,588
Other current assets	3,734,558
Property, plant and equipment	2,685,880
Trademark and other intangibles	13,914,059
Other non-current assets	675,998
Trade and other payables	(2,741,809)
Long term debt	(3,021,656)
Deferred income tax liabilities	(4,055,544)
Non-pension postretirement benefits and other noncurrent liabilities	(670,822)
Redeemable non controlling interest and non controlling interest	(258,008)
Net assets acquired	13,486,244
Goodwill on acquisition	15,266,720
Total consideration pushed down from Parent	28,752,964
Debt repayment and associated costs	(3,976,847)
Excess cash from Parent	(1,153,621)
Other transaction related costs	(58,242)
Total consideration paid to Predecessor shareholders	23,564,254
Cash and cash equivalents of Predecessor at June 7, 2013	(2,069,967)
Acquisition of business, net of cash on hand	$21,494,287

Subsequent to December 29, 2013, the Company made measurement period adjustments to the preliminary purchase price allocation primarily reflecting (1) a decrease in indefinite-lived trademarks of approximately $492.9 million, (2) an increase in long term deferred income tax assets of $24.0 million, (3) a decrease in long term deferred tax liabilities of $165.8 million, (4) a reduction in current income taxes payable of $58.6 million and (5) an increase in goodwill of approximately $249.9 million. These measurement period adjustments were made to reflect facts and circumstances existing as of  the  acquisition  date, and did  not  result  from intervening events subsequent to the acquisition date. These adjustments did not have a significant impact  on  the Company’s previously reported consolidated financial statements and,  therefore,  the  Company has not retrospectively adjusted those financial statements

The total non tax deductible goodwill relating to the Merger is $15.27 billion. The goodwill recognized relates principally to Heinz's established global organization, reputation and strategic positioning.

In the Successor period from February 8, 2013 to June 23, 2013, the Company incurred $56.0 million of Merger related costs, consisting mostly of professional fees. These amounts are separately reflected in Merger related costs in the accompanying condensed consolidated statement of operations.

In the Predecessor periods from March 25, 2013 to June 7, 2013 and from December 24, 2012 to June 7, 2013, the Company incurred $144.2 million and $157.0 million, respectively, of Merger related costs, including $48.1 million resulting from the acceleration of expense for stock options, restricted stock units and other compensation plans pursuant to the existing change in control provisions of those plans, and the remainder in professional fees. These amounts are separately reflected in Merger related costs in the accompanying condensed consolidated statements of operations for the Predecessor period. The Company also recorded a loss from the extinguishment of debt in the Predecessor periods presented of approximately $129.4 million for debt required to be repaid upon closing as a result of the change in control which is reflected in other expense, net, in the accompanying condensed consolidated statements of operations.

The following unaudited pro forma financial data summarizes the Company's results of operations as if the transaction had occurred as of April 30, 2012 (the beginning of the fiscal year ended April 29, 2013). The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had the Merger been consummated on April 30, 2012.

Second Quarter Ended
June 23, 2013
(In thousands)
Revenue	$2,850,879
Income from continuing operations	$74,889

Six Months Ended
June 23, 2013
(In thousands)
Revenue	$5,707,124
Income from continuing operations	$223,473

The most significant of the pro forma adjustments were to reflect the impact of Merger related costs, the unrealized gain on derivative instruments, higher cost of products sold associated with the purchase accounting adjustments related to the step-up in inventory, amortization of intangible assets and depreciation of property, plant and equipment, and higher interest expense associated with increased debt.

(3)	Segments

Due to the acquisition that occurred on June 7, 2013 (see Note 2) the Company's internal reporting entered a transition period that lasted through the end of December 2013. During this transition period most members of the senior management team were replaced by new management.
In the first quarter of 2014, the Company transitioned to new segments, which are aligned to the new organizational structure implemented during the transition period. These new segments reflect how senior management runs the business and the internal management reporting used for decision-making.
The Company has five reportable segments which are defined by geographic region including: North America, Europe, Asia/Pacific, Latin America and Russia, India, Middle East and Africa ("RIMEA"). The Company has reclassified the segment data for the prior period to conform to the current period’s presentation.
Descriptions of the Company’s reportable segments are as follows:
North America—This segment includes our U.S. consumer products business which manufactures, markets and sells ketchup, condiments, sauces, pasta meals, frozen potatoes, entrées, snacks, and appetizers to the grocery channels and our U.S. foodservice business which manufactures, markets and sells branded and customized products to commercial and non-commercial food outlets and distributors in the United States of America. The North America segment also includes our business in Canada.
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
The Company’s management evaluates performance based on several factors including net sales and Adjusted Earnings Before Interest, Tax, Depreciation and Amortization ("Adjusted EBITDA"). Inter-segment revenues, items below the operating income line of the condensed consolidated statements of operations and certain costs associated with Restructuring and Productivity Initiatives (see Note 5) and Merger related costs, are not presented by segment, since they are not reflected in the measure of segment profitability reviewed by the Company’s management.

The following tables present information about the Company’s reportable segments:

	Successor		Predecessor
	March 31 - June 29, 2014	March 25 - June 23, 2013	March 25 - June 7, 2013
	(In thousands)
Net external sales:
North America	$965,628	$173,689	$926,342
Europe	765,939	121,851	615,572
Asia/Pacific	582,966	120,601	476,384
Latin America	200,684	39,239	179,031
RIMEA	213,219	48,046	150,124
Consolidated Totals	$2,728,436	$503,426	$2,347,453
Segment Adjusted EBITDA:
North America	$293,286	$33,396	$228,795
Europe	235,635	26,520	123,943
Asia/Pacific	108,465	16,458	68,248
Latin America	29,958	4,575	20,818
RIMEA	44,816	7,595	23,741
Non-Operating	(19,362)	(4,076)	(37,552)
Adjusted EBITDA	692,798	84,468	427,993
Amortization of inventory step-up	—	124,105	—
Severance related costs(a)	29,610	2,585	1,866
Other restructuring costs(a)	25,142	—	3,659
Asset write-offs(a)	3,430	—	—
Other special items(b)	37,571	1,900	(11,908)
Merger related costs(c)	—	55,993	144,169
Unrealized gain on derivative instruments	—	(117,934)	—
Loss from extinguishment of debt	—	—	129,367
Depreciation, including accelerated depreciation for restructuring	136,507	12,838	67,470
Amortization	25,535	1,485	10,620
Stock based compensation	766	—	8,449
Interest expense, net	161,341	56,478	55,427
Other expense, net	42,590	(718)	(4,943)
Impairment loss on indefinite-lived trademarks(d)	61,774	—	—
Income/(loss) from continuing operations before income tax	$168,532	$(52,264)	$23,817
______________________________________

(a)	See Note 5 for further details on restructuring and productivity initiatives.

(b)
Includes incremental costs primarily for additional warehousing and other logistics costs incurred related to the U.S. SAP go-live, which was launched in the second quarter of 2014, along with equipment relocation charges and consulting and advisory charges not specifically related to restructuring activities.

(c)	See Note 2 for further details on Merger related costs.

(d)	See Note 7 for further details on the impairment loss on indefinite-lived trademarks.

	Successor		Predecessor
	December 30, 2013 - June 29, 2014	February 8 - June 23, 2013	December 24, 2012 - June 7, 2013
	(In thousands)
Net external sales:
North America	$2,134,817	$173,689	$2,090,049
Europe	1,528,836	121,851	1,365,438
Asia/Pacific	1,075,365	120,601	1,023,379
Latin America	398,986	39,239	389,561
RIMEA	390,591	48,046	335,271
Consolidated Totals	$5,528,595	$503,426	$5,203,698
Segment Adjusted EBITDA:
North America	$655,368	$33,396	$516,633
Europe	451,723	26,520	291,990
Asia/Pacific	179,981	16,458	137,292
Latin America	62,376	4,575	38,464
RIMEA	73,413	7,595	48,114
Non-Operating	(41,250)	(4,076)	(86,184)
Adjusted EBITDA	1,381,611	84,468	946,309
Amortization of inventory step-up	—	124,105	—
Severance related costs(a)	83,697	2,585	1,866
Other restructuring costs(a)	38,368	—	3,659
Asset write-offs(a)	10,289	—	—
Other special items(b)	46,042	1,900	(11,908)
Merger related costs(c)	—	55,993	157,002
Unrealized gain on derivative instruments	—	(117,934)	—
Loss from extinguishment of debt	—	—	129,367
Foodstar earn-out(d)	—	—	12,081
Depreciation, including accelerated depreciation for restructuring	283,727	12,838	143,516
Amortization	49,643	1,485	21,044
Stock based compensation	2,184	—	18,520
Interest expense, net	324,467	56,478	120,200
Other expense/(income), net	63,791	(718)	49,446
Impairment loss on indefinite-lived trademarks(e)	61,774	—	—
Income/(loss) from continuing operations before income tax	$417,629	$(52,264)	$301,516
______________________________________

(a)	See Note 5 for further details on restructuring and productivity initiatives.

(b)
Includes incremental costs primarily for additional warehousing and other logistics costs incurred related to the U.S. SAP go-live, which was launched in the second quarter of 2014, along with equipment relocation charges and consulting and advisory charges not specifically related to restructuring activities.

(c)	See Note 2 for further details on Merger related costs.

(d)	The Company renegotiated the terms of the Foodstar Holdings Pte earn-out resulting in a $12.1 million charge to SG&A in January 2013.

(e)	See Note 7 for further details on the impairment loss on indefinite-lived trademarks.

The Company’s revenues are generated via the sale of products in the following categories:

	Successor		Predecessor
	March 31 - June 29, 2014	March 25 - June 23, 2013	March 25 - June 7, 2013
	(In thousands)
Ketchup and Sauces	$1,387,739	$258,083	$1,138,136
Meals and Snacks	835,793	156,627	778,767
Infant/Nutrition	310,770	53,643	248,351
Other	194,134	35,073	182,199
Total	$2,728,436	$503,426	$2,347,453

	Successor		Predecessor
	December 30, 2013 - June 29, 2014	February 8 - June 23, 2013	December 24, 2012 - June 7, 2013
	(In thousands)
Ketchup and Sauces	$2,742,695	$258,083	$2,433,468
Meals and Snacks	1,849,911	156,627	1,863,421
Infant/Nutrition	586,350	53,643	546,873
Other	349,639	35,073	359,936
Total	$5,528,595	$503,426	$5,203,698

(4)	Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") announced the issuance of Accounting Standards Update ("ASU") number 2014-09, which provides guidance for recognizing revenue from contracts with customers. The new guidance establishes a five-step model for recognizing revenue, which will supersede a number of existing revenue recognition requirements under U.S. GAAP, providing consistency across industries. The Company is required to adopt this standard for annual reporting periods beginning after December 15, 2017, and for interim and annual reporting periods thereafter. The Company may elect early adoption, but not earlier than the annual reporting period beginning after December 15, 2016. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.
In April 2014, the FASB issued an amendment to the standard for reporting discontinued operations and disclosure of disposals of components of an entity. This revised standard changes the criteria for determining which disposals can be presented as discontinued operations and modifies the disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. The amendment states that a strategic shift could include a disposal of (i) a major geographic area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. The Company is required to adopt this revised standard prospectively for new disposals starting in 2015; however, the Company can, and will, early adopt the revised standard for any new disposals that may occur in 2014.
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). ASU 2013-11 requires the netting of unrecognized tax benefits (UTBs) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. UTBs are required to be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. ASU 2013-11 was effective for interim and annual periods beginning after December 15, 2013. The Company adopted ASU 2013-11 in the first quarter of 2014 on a prospective basis. The adoption did not have a significant impact on the Company’s consolidated financial statements.

(5)	Restructuring and Productivity Initiatives

During the second half of 2013 and the first half of 2014, the Company invested in restructuring and productivity initiatives as part of its ongoing cost reduction efforts with the goal of driving efficiencies and creating fiscal resources that will be reinvested into the Company's business as well as to accelerate overall productivity on a global scale. As of June 29, 2014, these initiatives have resulted in the reduction of approximately 3,800 corporate and field positions across the Company's global business segments (excluding the factory closures noted below). Including charges incurred as of June 29, 2014, the Company currently estimates it will incur total charges of approximately $300.0 million related to severance benefits and other severance-related expenses related to the reduction in corporate and field positions, of which $282.3 million has been incurred from project inception through June 29, 2014.

In addition, the Company has announced the planned closure and consolidation of 5 factories across the U.S., Canada and Europe during 2014.  The number of employees expected to be impacted by these 5 plant closures and consolidation is approximately 1,600, of which 1,200 had left the Company as of June 29, 2014. The Company currently estimates it will incur charges of approximately $93.0 million related to severance benefits and other severance-related expenses related to these factory closures, of which $75.5 million has been incurred from project inception through June 29, 2014.  In addition the Company will recognize accelerated depreciation on assets it plans to dispose of but which are currently in use. The charges that the Company expects to incur in connection with these factory workforce reductions and factory closures are subject to a number of assumptions and may differ from actual results.  The Company may also incur other charges not currently contemplated due to events that may occur as a result of, or related to, these cost reductions.

The Company recorded pre-tax costs related to these initiatives of $116.5 million and $257.3 million in the three and six months ended June 29, 2014, respectively, which were comprised of the following:

•	$29.6 million and $83.7 million, respectively, for severance and employee benefit costs relating to the reduction of corporate and field positions across the Company.

•	$25.1 million and $38.4 million, respectively, associated with other implementation costs, primarily for professional fees, and contract and lease termination costs.

•
$61.8 million and $135.2 million, respectively, relating to non-cash asset write-downs and accelerated depreciation for the planned closure and consolidation of 5 factories across the U.S., Canada and Europe.

Of the $116.5 million and $257.3 million total pre-tax charges for the three and six months ended June 29, 2014, $106.5 million and $225.3 million was recorded in Cost of products sold and $10.0 million and $32.0 million in Selling, general and administrative expenses ("SG&A"), respectively.

The Company does not include productivity charges in the results of its reportable segments. The pre-tax impact of allocating such charges to segment results would have been as follows:

	Successor		Predecessor
	March 31 - June 29, 2014	March 25 - June 23, 2013	March 25 - June 7, 2013
	(In millions)
North America	$71.8	$—	$—
Europe	33.6	—	3.6
Asia/Pacific	8.3	2.6	2.4
Latin America	0.2	—	—
RIMEA	0.9	—	—
Non-Operating	1.7	—	—
Total productivity charges	$116.5	$2.6	$6.0

	Successor		Predecessor
	December 30, 2013 - June 29, 2014	February 8 - June 23, 2013	December 24, 2012 - June 7, 2013
	(In millions)
North America	$155.9	$—	$—
Europe	63.3	—	3.6
Asia/Pacific	18.5	2.6	2.4
Latin America	0.2	—	—
RIMEA	1.6	—	—
Non-Operating	17.8	—	—
Total productivity charges	$257.3	$2.6	$6.0
Activity in other accrued liability balances for restructuring and productivity charges incurred by the Successor were as follows:

	Severance and other severance related costs	Other exit costs (a)	Total
	(In millions)
Accrual balance at December 29, 2013	$93.3	$41.6	$134.9
2014 Restructuring and productivity initiatives	83.7	38.4	122.1
Cash payments	(78.1)	(49.8)	(127.9)
Accrual balance at June 29, 2014	$98.9	$30.2	$129.1
______________________________________
(a) Other exit costs primarily represent professional fees, and contract and lease termination costs.

(6)	Discontinued Operations

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

The operating results related to LongFong have been included in discontinued operations in the Company's condensed consolidated statements of operations for all periods presented. The following table presents summarized operating results for this discontinued operation:

	Successor		Predecessor
	March 31 - June 29, 2014	March 25 - June 23, 2013	March 25 - June 7, 2013
	(In millions)
Sales	$—	$—	$5.2
Net loss	$—	$—	$(4.5)

	Successor		Predecessor
	December 30, 2013 - June 29, 2014	February 8 - June 23, 2013	December 24, 2012 - June 7, 2013
	(In millions)
Sales	$—	$—	$26.5
Net loss	$—	$—	$(3.7)

(7)	Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the period from December 29, 2013 to June 29, 2014, by reportable segment, are as follows:

	North America	Europe	Asia/Pacific	Latin America	RIMEA	Total
Successor	(In thousands)
Balance at December 29, 2013	$9,853,578	$3,710,098	$1,047,496	$210,916	$247,974	$15,070,062
Purchase accounting adjustments	118,924	85,644	17,571	4,882	22,892	249,913
Translation adjustments	3,452	79,791	41,388	10,647	5,491	140,769
Balance at June 29, 2014	$9,975,954	$3,875,533	$1,106,455	$226,445	$276,357	$15,460,744

The Company is required to perform an impairment assessment for goodwill and other indefinite lived intangible assets within one year of their acquisition date (June 7, 2013). As such, the Company performed an impairment assessment of goodwill and other indefinite lived intangible assets as of the first day of the second quarter of 2014. As a result, the Company took a non-cash impairment charge of $61.8 million classified as cost of products sold in the Successor period from March 31 to June 29, 2014, on its indefinite lived trademarks, primarily in its North American frozen meals and snacks business due to continued category softness driving lower than anticipated sales. If current expectations of future growth rates are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then one or more trademarks might become impaired in the future. There was no impairment of goodwill as a result of this assessment and there are no accumulated impairment losses to goodwill as of June 29, 2014.
Intangible assets not subject to amortization at June 29, 2014 totaled $12.65 billion and consisted of $12.11 billion of trademarks, $486.5 million of licenses, and $46.1 million of other intangibles. Intangible assets not subject to amortization at December 29, 2013 totaled $13.02 billion and consisted of $12.13 billion of trademarks, $839.9 million of licenses, and $45.6 million of other intangible assets. The decrease in intangible assets not subject to amortization since December 29, 2013 is due to final purchase accounting adjustments to trademarks and the non-cash impairment noted above partially offset by foreign currency translation adjustments.

Other intangible assets at June 29, 2014 and December 29, 2013, subject to amortization expense, are as follows:

	June 29, 2014			December 29, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Customer-related assets	$1,395,607	$(70,763)	$1,324,844	$1,375,876	$(35,773)	$1,340,103
Licenses	120,515	(20,264)	100,251	119,714	(10,030)	109,684
Other	16,232	(1,128)	15,104	24,665	(1,118)	23,547
	$1,532,354	$(92,155)	$1,440,199	$1,520,255	$(46,921)	$1,473,334

The following table summarizes amortization expense for customer-related and other intangible assets for the periods presented:

	Successor		Predecessor	Successor		Predecessor
	March 31 - June 29, 2014	March 25 - June 23, 2013	March 25 - June 7, 2013	December 30, 2013 - June 29, 2014	February 8 - June 23, 2013	December 24, 2012 - June 7, 2013
	(In thousands)
Amortization of customer-related and other intangible assets	$22,916	$1,005	$5,889	$45,696	$1,005	$13,673

Based upon the amortizable intangible assets recorded on the balance sheet as of June 29, 2014, average annual amortization expense for each of the next five years is estimated to be approximately $82.4 million.

(8)	Income Taxes
The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with almost 70% of its sales outside the U.S.  Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in various locations and the applicable tax rates. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, Italy, Netherlands, United Kingdom and United States. The Company has substantially concluded all national income tax matters for years through Fiscal 2011 for the United Kingdom and Netherlands, through Fiscal 2010 for the U.S., through Fiscal 2009 for Australia and Canada, and through Fiscal 2008 for Italy.
Tax expense was $84.6 million or 20.3% of pretax income for the six months ended June 29, 2014, compared with a tax benefit of $11.1 million or 21.3% of pretax loss for the Successor period from February 8 to June 23, 2013, and tax expense of $160.2 million or 53.1% of pretax income for the Predecessor period from December 24, 2012 to June 7, 2013. The Predecessor period effective tax rate is higher than the current and prior year Successor periods effective tax rates primarily due to significant repatriation costs incurred as a result of distributions of foreign earnings during the Predecessor period. Both the Predecessor and prior year Successor periods included nondeductible transaction costs which increased the effective tax rate in comparison with the current period. The current period also benefits from a favorable income mix among the Company's jurisdictions driven by restructuring and impairment charges.
The total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $57.2 million and $53.1 million on June 29, 2014 and December 29, 2013, respectively. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $48.6 million and $44.9 million on June 29, 2014 and December 29, 2013, respectively. It is reasonably possible that the amount of unrecognized tax benefits will decrease by as much as $27.3 million in the next 12 months primarily due to the progression of federal, state and foreign audits in process.
The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amounts of interest accrued at June 29, 2014 and December 29, 2013 were $11.9 million and $10.7 million, respectively. The corresponding amounts of accrued penalties at June 29, 2014 and December 29, 2013 were $9.0 million and $8.5 million, respectively.

(9)	Employees’ Stock Incentive Plans and Management Incentive Plans

In October 2013, the Board adopted the H. J. Heinz Holding Corporation 2013 Omnibus Incentive Plan (the “2013 Omnibus Plan”) which authorizes the issuance of up to 39,600,000 shares of our Parent's capital stock. On October 16, 2013, the Company granted non-qualified stock options to purchase up to 14,300,000 shares of Common Stock in H. J. Heinz Holding Corporation to select employees and Directors with cliff vesting on July 1, 2018, provided the employee is continuously employed by Parent or one of its subsidiaries or affiliates.

On February 14, 2014 and May 1, 2014, Parent granted non-qualified stock options under the 2013 Omnibus Plan to purchase up to 3,880,398 and 4,625,000 shares respectively of Common Stock in Parent to select employees with a five-year cliff vesting, provided the employee is continuously employed by Parent or one of its subsidiaries or affiliates. The February 14, 2014 options were issued in conjunction with a program ("Bonus Swap Program") whereby participants could elect to use a portion of their calculated non-equity incentive compensation (after all required taxes and deductions) to purchase shares of Common Stock in Parent. Participants who elected to purchase such shares were granted matching stock options.

Of the options granted on October 16, 2013, February 14, 2014 and May 1, 2014, there were 12,000,000, 3,692,018 and 4,625,000, respectively, of such options outstanding as of June 29, 2014, the reduction from the initial grant being due to forfeitures. With respect to the shares underlying the options granted on these dates, the exercise price is $10.00 per share. For options granted on October 16, 2013, February 14, 2014 and May 1, 2014, the weighted-average grant date fair value of the options granted was $2.43, $2.43 and $2.46 per share, respectively.

The weighted average assumptions used to estimate the fair values are as follows:

	Successor
	Six Months Ended
	Stock Options Granted October 16, 2013	Stock Options Granted February 14, 2014	Stock Options Granted May 1, 2014
Exercise price	$10.00	$10.00	$10.00
Risk-free interest rate	1.41%	1.41%	1.55%
Expected term (in years)	5.0	5.0	5.0
Expected volatility	24.3%	24.3%	24.3%
Expected forfeiture rate	5.0%	5.0%	5.0%
Expected dividend yield	—%	—%	—%

The compensation cost related to equity plans primarily recognized in SG&A and Merger related costs, and the related tax benefit, are as follows:

	Successor		Predecessor
	March 31 - June 29, 2014	March 25 - June 23, 2013	March 25 - June 7, 2013
	(In millions)
Pre-tax compensation cost	$2.2	$—	$29.2
Tax benefit	0.7	—	8.9
After-tax compensation cost	$1.5	$—	$20.3

	Successor		Predecessor
	December 30, 2013 - June 29, 2014	February 8 - June 23, 2013	December 24, 2012 - June 7, 2013
	(In millions)
Pre-tax compensation cost	$3.6	$—	$36.4
Tax benefit	1.1	—	11.2
After-tax compensation cost	$2.5	$—	$25.2

Unrecognized compensation cost related to unvested stock option awards under the 2013 Omnibus Plan was $38.1 million as of June 29, 2014.

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
In the predecessor period ended June 7, 2013, the Company granted performance awards as permitted in the Fiscal Year 2003 Stock Incentive Plan, subject to the achievement of certain performance goals. These performance awards were tied to the Company’s Relative Total Shareholder Return (“Relative TSR”) Ranking within the defined Long-term Performance Program (“LTPP”) peer group and the two-year average after-tax Return on Invested Capital (“ROIC”) metrics. The Relative TSR metric was based on the two-year cumulative return to shareholders from the change in stock price and dividends paid between the starting and ending dates. These LTPP awards were settled in connection with the Merger.

The compensation cost related to LTPP awards primarily recognized in SG&A and the related tax benefit during the Predecessor periods presented are as follows (there was no compensation cost related to LTPP awards in the Successor periods):

Predecessor
March 25 - June 7, 2013
(In millions)
Pre-tax compensation cost	$5.2
Tax benefit	1.8
After-tax compensation cost	$3.4

Predecessor
December 24, 2012 - June 7, 2013
(In millions)
Pre-tax compensation cost	$8.1
Tax benefit	2.8
After-tax compensation cost	$5.3

(10)	Pensions and Other Post-Retirement Benefits
The Company's employees participate in various employee benefit plans that were in place prior to the acquisition.
The components of net periodic benefit (income)/expense are as follows:

	Successor		Predecessor	Successor		Predecessor
	Pension Benefits			Other Retiree Benefits
	March 31 - June 29, 2014	March 25 - June 23, 2013	March 25 - June 7, 2013	March 31 - June 29, 2014	March 25 - June 23, 2013	March 25 - June 7, 2013
	(In thousands)
Service cost	$7,578	$1,395	$7,071	$1,413	$266	$1,348
Interest cost	35,403	5,153	26,107	2,194	370	1,872
Expected return on plan assets	(55,558)	(10,030)	(50,818)	—	—	—
Amortization of prior service cost/(credit)	—	—	476	(1,577)	—	(1,249)
Amortization of unrecognized (gain)/loss	(16)	—	17,487	—	—	389
Special Termination Benefits	—	—	17,230	—	—	—
Curtailment (gains) and settlement losses	(795)	—	—	—	—	—
Net periodic benefit (income)/expense	$(13,388)	$(3,482)	$17,553	$2,030	$636	$2,360

	Successor		Predecessor	Successor		Predecessor
	Pension Benefits			Other Retiree Benefits
	December 30, 2013 - June 29, 2014	February 8 - June 23, 2013	December 24, 2012 - June 7, 2013	December 30, 2013 - June 29, 2014	February 8 - June 23, 2013	December 24, 2012 - June 7, 2013
	(In thousands)
Service cost	$15,050	$1,395	$14,673	$2,821	$266	$2,909
Interest cost	70,361	5,153	57,912	4,382	370	4,260
Expected return on plan assets	(110,425)	(10,030)	(111,162)	—	—	—
Amortization of prior service cost/(credit)	—	—	1,077	(3,153)	—	(2,736)
Amortization of unrecognized (gain)/loss	(31)	—	35,759	—	—	823
Special Termination Benefits	—	—	17,230	—	—	—
Curtailment (gains) and settlement losses	(795)	—	3,177	—	—	—
Net periodic benefit (income)/expense	$(25,840)	$(3,482)	$18,666	$4,050	$636	$5,256

The Company realized a curtailment gain of $0.8 million on the United Kingdom defined benefit plans and as a result remeasured the projected benefit obligation which resulted in an adjustment of $27.9 million to accumulated other comprehensive income, net of tax.

The Company elected to accelerate vesting of benefits under certain supplemental retirement plans upon consummation of the Merger. The expense associated with the accelerated vesting of $17.2 million was recognized in the Predecessor periods ended June 7, 2013.

The amounts recognized for pension benefits as Other non-current assets on the Company's condensed consolidated balance sheets were $549.3 million as of June 29, 2014 and $502.2 million as of December 29, 2013.

During the first six months of 2014, the Company contributed $46.0 million to these defined benefit plans. The Company expects to make combined cash contributions of approximately $67.0 million for the year ended December 28, 2014.  However, actual contributions may be affected by pension asset and liability valuations during the year.

During the first quarter of 2014, the Company announced its intention to terminate the salaried and non-union US defined benefit plan effective April 30, 2014. The Company wound up the Canadian salaried and Canadian hourly defined benefit plans effective March 28, 2014 and July 15, 2014, respectively. These announcements had no impact on the condensed consolidated statements of operations, condensed consolidated balance sheet or condensed consolidated statement of cash flows as at and for the three and six months ended June 29, 2014.

(11)	Comprehensive Income
The following tables summarize the allocation of total comprehensive income between H. J. Heinz Corporation II and the noncontrolling interest for the second quarters ended June 29, 2014 and June 23, 2013, respectively:

	Successor						Predecessor
	March 31 - June 29, 2014			March 25 - June 23, 2013			March 25 - June 7, 2013
	H. J. Heinz Corporation II	Non-controlling Interest	Total	H. J. Heinz Corporation II	Non-controlling Interest	Total	H. J. Heinz Corporation II	Non-controlling Interest	Total
	(In thousands)
Net income/(loss)	$126,718	$7,803	$134,521	$(41,145)	$8	$(41,137)	$(82,747)	$3,579	$(79,168)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments gains/(losses)	186,417	(5,088)	181,329	(161,813)	(5,673)	(167,486)	(52,034)	(3,166)	(55,200)
Net deferred losses on net investment hedges from periodic revaluations	(44,388)	—	(44,388)	—	—	—	—	—	—
Net pension and post-retirement benefit (losses)/gains	(27,885)	—	(27,885)	—	—	—	(189,294)	—	(189,294)
Net pension and post-retirement benefit (gains)/losses reclassified to earnings	(986)	—	(986)	—	—	—	12,061	(65)	11,996
Net deferred (losses)/gains on derivatives from periodic revaluations	(99,975)	264	(99,711)	107,302	—	107,302	954	40	994
Net deferred (gains)/losses on derivatives reclassified to earnings	(1,367)	104	(1,263)	—	—	—	7,279	4	7,283
Total comprehensive income/(loss)	$138,534	$3,083	$141,617	$(95,656)	$(5,665)	$(101,321)	$(303,781)	$392	$(303,389)

	Successor						Predecessor
	December 30, 2013 - June 29, 2014			February 8 - June 23, 2013			December 24, 2012 - June 7, 2013
	H. J. Heinz Corporation II	Non-controlling Interest	Total	H. J. Heinz Corporation II	Non-controlling Interest	Total	H. J. Heinz Corporation II	Non-controlling Interest	Total
	(In thousands)
Net income/(loss)	$321,919	$11,086	$333,005	$(41,145)	$8	$(41,137)	$95,002	$6,685	$101,687
Other comprehensive (loss)/income, net of tax:
Foreign currency translation adjustments gains/(losses)	291,705	3,072	294,777	(161,813)	(5,673)	(167,486)	(231,442)	(5,053)	(236,495)
Net deferred losses on net investment hedges from periodic revaluations	(159,834)	—	(159,834)	—	—	—	—	—	—
Net pension and post-retirement benefit (losses)/gains	(27,885)	—	(27,885)	—	—	—	(189,294)	—	(189,294)
Net pension and post-retirement benefit (gains)/losses reclassified to earnings	(1,979)	—	(1,979)	—	—	—	26,908	(41)	26,867
Net deferred (losses)/gains on derivatives from periodic revaluations	(158,964)	(356)	(159,320)	107,302	—	107,302	(5,018)	40	(4,978)
Net deferred (gains)/losses on derivatives reclassified to earnings	(3,958)	(100)	(4,058)	—	—	—	22,670	4	22,674
Total comprehensive income/(loss)	$261,004	$13,702	$274,706	$(95,656)	$(5,665)	$(101,321)	$(281,174)	$1,635	$(279,539)

The tax (expense)/benefit associated with each component of other comprehensive income/(loss) is as follows:

	H. J. Heinz Corporation II	Noncontrolling Interest	Total
	(In thousands)
Predecessor
March 25 - June 7, 2013
Net pension and post-retirement benefit (losses)/gains	$75,526	$—	$75,526
Net pension and post-retirement benefit (gains)/losses reclassified to earnings	$5,042	$—	$5,042
Net deferred losses/(gains) on other derivatives from periodic revaluations	$2,926	$(13)	$2,913
Net deferred (gains)/losses on derivatives reclassified to earnings	$7,174	$1	$7,175
Successor
March 25 - June 23, 2013
Net pension and post-retirement benefit (losses)/gains	$—	$—	$—
Net pension and post-retirement benefit (gains)/losses reclassified to earnings	$—	$—	$—
Net deferred (losses)/gains on derivatives from periodic revaluations	$(55,013)	$—	$(55,013)
Net deferred (gains)/losses on derivatives reclassified to earnings	$—	$—	$—

March 31 - June 29, 2014
Net deferred losses on net investment hedges from periodic revaluations	$27,174	$—	$27,174
Net pension and post-retirement benefit (losses)/gains	$6,971	$—	$6,971
Net pension and post-retirement benefit (gains)/losses reclassified to earnings	$(607)	$—	$(607)
Net deferred (losses)/gains on derivatives from periodic revaluations	$47,995	$(87)	$47,908
Net deferred (gains)/losses on derivatives reclassified to earnings	$(2,379)	$35	$(2,344)

	H. J. Heinz Corporation II	Noncontrolling Interest	Total
	(In thousands)
Predecessor
December 24, 2012 - June 7, 2013
Net pension and post-retirement benefit (losses)/gains	$75,526	$—	$75,526
Net pension and post-retirement benefit (gains)/losses reclassified to earnings	$11,191	$—	$11,191
Net deferred (losses)/gains on derivatives from periodic revaluations	$13,484	$(13)	$13,471
Net deferred losses on derivatives reclassified to earnings	$22,118	$1	$22,119
Successor
February 8 - June 23, 2013
Net change in fair value of net investment hedges	$—	$—	$—
Net pension and post-retirement benefit (losses)/gains	$—	$—	$—
Net pension and post-retirement benefit (gains)/losses reclassified to earnings	$—	$—	$—
Net deferred (losses)/gains on derivatives from periodic revaluations	$(55,013)	$—	$(55,013)
Net deferred gains on derivatives reclassified to earnings	$—	$—	$—

December 30, 2013 - June 29, 2014
Net deferred losses on net investment hedges from periodic revaluations	$98,685	$—	$98,685
Net pension and post-retirement benefit (losses)/gains	$6,971	$—	$6,971
Net pension and post-retirement benefit (gains)/losses reclassified to earnings	$(1,206)	$—	$(1,206)
Net deferred (losses)/gains on derivatives from periodic revaluations	$78,696	$119	$78,815
Net deferred gains on derivatives reclassified to earnings	$(5,163)	$(34)	$(5,197)

The following table provides a summary of the changes in the carrying amount of accumulated other comprehensive (loss)/income, net of tax, by component attributable to H. J. Heinz Corporation II:

	Foreign currency translation adjustments	Net pension and post retirement benefit	Net cash flow hedges	Total
Successor	(In thousands)
Balance as of December 29, 2013	$22,548	$102,464	$107,998	$233,010
Foreign currency translation adjustments	291,705	—	—	291,705
Net deferred losses on net investment hedges from periodic revaluations	(159,834)	—	—	(159,834)
Net pension and post-retirement benefit (losses)/gains	—	(27,885)	—	(27,885)
Reclassification of net pension and post-retirement benefit gains to net income	—	(1,979)	—	(1,979)
Net deferred losses on other derivatives from periodic revaluations	—	—	(158,964)	(158,964)
Net deferred gains on derivatives reclassified to earnings	—	—	(3,958)	(3,958)
Net current-period other comprehensive loss	$131,871	$(29,864)	$(162,922)	$(60,915)
Balance as of June 29, 2014	$154,419	$72,600	$(54,924)	$172,095
The following table presents the affected earnings line for reclassifications out of accumulated other comprehensive income/(loss), net of tax, by component attributable to H. J. Heinz Corporation II for the second quarters and six months ended June 29, 2014 and June 23, 2013:

Accumulated other comprehensive income/(loss) component	Reclassified from accumulated other comprehensive income/(loss) to earnings			Line affected by reclassification
	(In thousands)
	Successor		Predecessor
	March 31 - June 29, 2014	March 25 - June 23, 2013	March 25 - June 7, 2013
(Losses)/gains on cash flow hedges:
Foreign exchange contracts	$116	$—	$1,931	Sales
Foreign exchange contracts	3,717	—	3,048	Cost of products sold
Foreign exchange contracts	(87)	—	—	Selling, general, and administrative expenses
Foreign exchange contracts	—	—	3,462	Other expense
Foreign exchange contracts	—	—	96	Interest expense
Interest rate contracts	—	—	(40)	Interest expense
Cross-currency interest rate swap contracts	—	—	(12,571)	Other expense
Cross-currency interest rate swap contracts	—	—	(10,379)	Interest expense
	$3,746	$—	$(14,453)	Gain/(loss) from continuing operations before income tax
	(2,379)	—	7,174	Provision for income taxes
	$1,367	$—	$(7,279)	Gain/(loss) from continuing operations

Gains/(losses) on pension and post retirement benefit:
Amortization of unrecognized gain/(loss)	$16	$—	$(17,876)	(a)
Prior service credit/(cost)	1,577	—	773	(a)
Settlement loss	—	—	—	(a)
	$1,593	$—	$(17,103)	Gain/(loss) from continuing operations before income tax
	(607)	—	5,042	Provision for income taxes
	$986	$—	$(12,061)	Gain/(loss) from continuing operations
______________________________________
(a) As these components are included in the computation of net periodic pension and post-retirement benefit costs refer to Note 10 for further details.

Accumulated other comprehensive income/(loss) component	Reclassified from accumulated other comprehensive income/(loss) to earnings			Line affected by reclassification
	(In thousands)
	Successor		Predecessor
	December 30, 2013 - June 29, 2014	February 8 - June 23, 2013	December 24, 2012 - June 7, 2013
(Losses)/gains on cash flow hedges:
Foreign exchange contracts	$(343)	$—	$4,836	Sales
Foreign exchange contracts	8,765	—	4,695	Cost of products sold
Foreign exchange contracts	(125)	—	—	Selling, general, and administrative expenses
Foreign exchange contracts	818	—	9,761	Other expense
Foreign exchange contracts	6	—	230	Interest expense
Interest rate contracts	—	—	(98)	Interest expense
Cross-currency interest rate swap contracts	—	—	(52,447)	Other expense
Cross-currency interest rate swap contracts	—	—	(11,765)	Interest expense
	$9,121	$—	$(44,788)	Gain/(loss) from continuing operations before income tax
	(5,163)	—	22,118	Provision for income taxes
	$3,958	$—	$(22,670)	Gain/(loss) from continuing operations

Gains/(losses) on pension and post retirement benefit:
Amortization of unrecognized gain/(loss)	$31	$—	$(36,582)	(a)
Prior service credit/(cost)	3,154	—	1,659	(a)
Settlement loss	—	—	(3,176)	(a)
	$3,185	$—	$(38,099)	Gain/(loss) from continuing operations before income tax
	(1,206)	—	11,191	Provision for income taxes
	$1,979	$—	$(26,908)	Gain/(loss) from continuing operations

(12)	Changes in Equity
The following table provides a summary of the changes in the carrying amounts of total equity, H. J. Heinz Corporation II shareholder equity and equity attributable to the noncontrolling interest:

	Capital Stock	Additional Capital	Retained Earnings	Accumulated OCI	Noncontrolling Interest	Total
Successor	(In thousands)
Balance as of December 29, 2013	$16,140,000	$1,427	$(77,021)	$233,010	$215,842	$16,513,258
Comprehensive income/(loss) (a)	—	—	321,919	(60,915)	10,020	271,024
Dividends paid to shareholder	(115,102)	—	(244,898)	—	—	(360,000)
Capital contribution (b)	—	4,859	—	—	—	4,859
Stock option expense	—	3,582	—	—	—	3,582
Balance at June 29, 2014	$16,024,898	$9,868	$—	$172,095	$225,862	$16,432,723
______________________________________
(a) The allocation of the individual components of comprehensive income/(loss) attributable to H. J. Heinz Corporation II and the noncontrolling interest is disclosed in Note 11. Comprehensive income attributable to the redeemable noncontrolling interest is $3.7 million for the six months ended June 29, 2014.
(b) Represents non cash capital contribution associated with the push down of shares issued by Parent to certain employees in conjunction with the Bonus Swap Program. See Note 9.

(13)	Debt
The Company's long-term debt consists of the following:

	Successor
	June 29, 2014	December 29, 2013
	(Unaudited)
	(In thousands)
$2.95 billion Term B-1 Loan	$2,915,693	$2,929,213
$6.55 billion Term B-2 Loan	6,486,943	6,518,524
$3.10 billion 4.25% Second Lien Senior Secured Notes due 2020	3,100,000	3,100,000
Other U.S. Dollar Debt due May 2013 — November 2034 (0.94%—7.96%)	9,974	10,774
Other Non-U.S. Dollar Debt due May 2013 — May 2023 (3.50%—11.00%)	65,803	70,411
2.00% U.S. Dollar Notes due September 2016	58,308	58,308
1.50% U.S. Dollar Notes due March 2017	17,743	17,743
3.125% U.S. Dollar Notes due September 2021	34,433	34,433
2.85% U.S. Dollar Notes due March 2022	5,599	5,599
$235 million 6.375% U.S. Dollar Debentures due July 2028	257,293	258,075
£125 million 6.25% British Pound Notes due February 2030	225,424	218,507
$437 million 6.75% U.S. Dollar Notes due March 2032	475,834	476,943
$931 million 7.125% U.S. Dollar Notes due August 2039	1,025,007	1,026,881
	14,678,054	14,725,411
Less portion due within one year	(106,416)	(107,765)
Total long-term debt	$14,571,638	$14,617,646
Weighted-average interest rate on long-term debt, including the impact of applicable interest rate swaps	4.02%	4.01%
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

The Senior Credit Facilities contain a number of customary affirmative and negative covenants that, among other things, limit or restrict the ability of the Company and its restricted subsidiaries to incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers, consolidations, liquidations and dissolutions (other than the Merger); sell assets; pay dividends and make other payments in respect of capital stock; make acquisitions, investments, loans and advances; pay and modify the terms of certain indebtedness; engage in certain transactions with affiliates; enter into negative pledge clauses and clauses restricting subsidiary distributions; and change its line of business.

In addition, under the Senior Credit Facilities, the Company is required to comply with a specified first lien senior secured leverage ratio to the extent any loans are outstanding under the New Revolving Credit Facility or Letters of Credit issued and outstanding thereunder exceed $50 million as of the end of any fiscal quarter. The Senior Credit Facilities also contain certain customary representations and warranties, affirmative covenants and events of default. As of June 29, 2014, the Company is in compliance with these credit facility covenants.

4.25% Second Lien Senior Secured Notes

On April 1, 2013, in connection with the Merger, Merger Subsidiary completed the private placement of $3.1 billion aggregate principal amount of 4.25% Exchange Notes to initial purchasers for resale by the Initial Purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended ("Securities Act") and to persons outside the United States under Regulation S of the Securities Act. The Exchange Notes were issued pursuant to an indenture (the “Indenture”), dated as of April 1, 2013, by and among Merger Subsidiary, Holdings and Wells Fargo Bank, National Association, as trustee (in such capacity, the “Trustee”) and as collateral agent (in such capacity, the “Collateral Agent”).

The Exchange Notes are jointly and severally, unconditionally guaranteed on a senior secured basis, by Holdings and each direct and indirect, existing and future, domestic material wholly-owned restricted subsidiary that guarantee our obligations under the Senior Credit Facilities.

The Indenture (as supplemented by the Supplemental Indenture) limits the ability of the Company and its restricted subsidiaries to incur additional indebtedness or guarantee indebtedness; create liens or use assets as security in other transactions; declare or pay dividends, redeem stock or make other distributions to stockholders; make investments; merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets; enter into transactions with affiliates; sell or transfer certain assets; and agree to certain restrictions on the ability of restricted subsidiaries to make payments to us. We were in compliance with these covenants as of June 29, 2014.

The Company was required to cause an exchange offer registration statement for the Exchange Notes to be declared effective by the SEC under the Securities Act and to consummate the exchange offer not later than 365 days after the Merger closing date. The Company filed a Registration Statement for such an exchange offer on such Exchange Notes which became effective on May 7, 2014.
Debt issuance costs
As of June 29, 2014, unamortized debt issuance costs related to new borrowings under our current Senior Credit Facilities and the Exchange Notes were $267.3 million. The following table summarizes the amortization of debt issuance costs for the periods presented:

	Successor		Predecessor	Successor		Predecessor
	March 31 - June 29, 2014	March 25 - June 23, 2013	March 25 - June 7, 2013	December 30, 2013 - June 29, 2014	February 8 - June 23, 2013	December 24, 2012 - June 7, 2013
	(In millions)
Amortization of debt issuance costs	$12.2	$2.6	$17.3	$24.4	$2.6	$18.5

These costs are amortized using the effective interest method over the respective term of debt to which they specifically relate.

(14)	Financing Arrangements
On May 28, 2014, the Company entered into an amendment of the $175 million accounts receivable securitization program that extended the term until May 27, 2015. As a result of the amendment, the limit has been reduced to $150 million and the Company now accounts for transfers of receivables pursuant to this program as a sale and it removes them from the consolidated balance sheet. For the sale of receivables under the program, the Company receives cash consideration of up to $150 million and a receivable for the remainder of the purchase price (the "Deferred Purchase Price"). The cash consideration and the carrying amount of receivables removed from the condensed consolidated balance sheet was $148.5 million as of June 29, 2014. The fair value of the Deferred Purchase Price was $72.4 million as of June 29, 2014 which is included as a trade receivable on the condensed consolidated balance sheet and has a carrying value which approximates fair value as of June 29, 2014, due to the nature of the short-term underlying financial assets.
Prior to this amendment and subsequent to a May 31, 2013 amendment, the Company accounted for transfers of receivables pursuant to this program as secured borrowings and the receivables sold pursuant to this program were included on the balance sheet as trade receivables, along with the Deferred Purchase price.
In addition, the Company acted as servicer for approximately $102.4 million and $76.5 million of trade receivables which were sold to unrelated third parties without recourse as of June 29, 2014 and December 29, 2013, respectively. These trade receivables are short-term in nature. The proceeds from these sales are recognized on the condensed consolidated statements of cash flows as a component of operating activities.
The Company has not recorded any servicing assets or liabilities as of June 29, 2014 and December 29, 2013 for the arrangements discussed above because the fair value of these servicing agreements as well as the fees earned were not material to the financial statements.

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
As of June 29, 2014 and December 29, 2013, the fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

	June 29, 2014				December 29, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Derivatives(a)	$—	$86,776	$—	$86,776	$—	$346,665	$—	$346,665
Total assets at fair value	$—	$86,776	$—	$86,776	$—	$346,665	$—	$346,665
Liabilities:
Derivatives(a)	$—	$486,464	$—	$486,464	$—	$237,436	$—	$237,436
Total liabilities at fair value	$—	$486,464	$—	$486,464	$—	$237,436	$—	$237,436
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

The aggregate fair value of the Company's long-term debt, including the current portion, was $14.8 billion as compared with the carrying value of $14.7 billion at June 29, 2014, and $14.7 billion as compared with the carrying value of $14.7 billion at December 29, 2013. The Company's debt obligations are valued based on market quotes and are classified within Level 2 of the fair value hierarchy.

There have been no transfers between Levels 1, 2 and 3 in the three and six months ended June 29, 2014 and June 23, 2013, respectively.

(16)	Derivative Financial Instruments and Hedging Activities
The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. At June 29, 2014, the Company had outstanding currency exchange, interest rate, and cross-currency swap derivative contracts with notional amounts of $2.95 billion, $9 billion and $8.30 billion respectively. At December 29, 2013, the Company had outstanding currency exchange, interest rate, and cross-currency swap derivative contracts with notional amounts of $2.5 billion, $9 billion and $8.30 billion, respectively.
The following table presents the fair values and corresponding balance sheet captions of the Company’s derivative instruments as of June 29, 2014 and December 29, 2013:

	June 29, 2014			December 29, 2013
	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Swap Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Swap Contracts
	(In thousands)
Assets:
Derivatives designated as hedging instruments:
Other receivables, net	$17,213	$—	$—	$37,072	$—	$—
Other non-current assets	110	57,582	2,799	4,129	265,390	31,303
	17,323	57,582	2,799	41,201	265,390	31,303
Derivatives not designated as hedging instruments:
Other receivables, net	9,073	—	—	8,771	—	—
Other non-current assets	—	—	—	—	—	—
	9,073	—	—	8,771	—	—
Total assets(1)	$26,396	$57,582	$2,799	$49,972	$265,390	$31,303
Liabilities:
Derivatives designated as hedging instruments:
Other payables	$24,890	$—	$—	$5,251	$—	$—
Other non-current liabilities	3,018	—	452,235	—	—	221,899
	27,908	—	452,235	5,251	—	221,899
Derivatives not designated as hedging instruments:
Other payables	6,313	—	—	10,286	—	—
Other non-current liabilities	8	—	—	—	—	—
Total liabilities(1)	$34,229	$—	$452,235	$15,537	$—	$221,899
_______________________________________

(1)
The Company’s derivative financial instruments are subject to master netting arrangements that allow for the offset of asset and liabilities in the event of default or early termination of the contract. The Company elects to record the gross assets and liabilities of its derivative financial instruments in the condensed consolidated balance sheets. If the derivative financial instruments had been netted in the condensed consolidated balance sheets, the asset and liability positions each would have been reduced by $86.8 million and $237.4 million at June 29, 2014 and December 29, 2013, respectively. No material amounts of collateral were received or posted on the Company’s derivative assets and liabilities as of June 29, 2014.

Refer to Note 15 for further information on how fair value is determined for the Company’s derivatives.

The following table presents the pre-tax effect of derivative instruments on the condensed consolidated statements of operations for the periods presented:

	Successor						Predecessor
	March 31 - June 29, 2014			March 25 - June 23, 2013			March 25 - June 7, 2013
	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Swap Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Swap Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Interest Rate Swap Contracts
	(In thousands)
Cash flow hedges:
Gains/(losses) recognized in other comprehensive income (effective portion)	$(26,414)	$(121,556)	$—	$7,566	$154,748	$—	$15,387	$—	$(17,064)

Net investment hedges:
Gains/(losses) recognized in other comprehensive income (effective portion)	—	—	(71,882)	—	—	—	—	—	—
Total gains/(losses) recognized in other comprehensive income (effective portion)	$(26,414)	$(121,556)	$(71,882)	$7,566	$154,748	$—	$15,387	$—	$(17,064)

Cash flow hedges:
Sales	$116	$—	$—	$—	$—	$—	$1,931	$—	$—
Cost of products sold	3,717	—	—	—	—	—	3,048	—	—
Selling, general and administrative expenses	(87)	—	—	—	—	—	—	—	—
Other expense, net	—	—	—	—	—	—	3,462	—	(12,571)
Interest expense	—	—	—	—	—	—	96	(40)	(10,379)
	3,746	—	—	—	—	—	8,537	(40)	(22,950)

Fair value hedges:
Gains/(losses) recognized in other expense, net	—	—	—	—	(180)	—	—	(3,659)	—

Derivatives not designated as hedging instruments:
Unrealized gains/(losses) on derivative instruments	—	—	—	—	117,934	—	—	—	—
Gains/(losses) recognized in other expense, net	17,090	—	—	81	—	—	7,868	—	—
Gains/(losses) recognized in interest income	—	—	—	—	—	—	—	(9,501)	—
	17,090	—	—	81	117,934	—	7,868	(9,501)	—
Total gains/(losses) recognized in statement of operations	$20,836	$—	$—	$81	$117,754	$—	$16,405	$(13,200)	$(22,950)

	Successor						Predecessor
	December 30, 2013 - June 29, 2014			February 8 - June 23, 2013			December 24, 2012 - June 7, 2013
	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Swap Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Swap Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Interest Rate Swap Contracts
	(In thousands)
Cash flow hedges:
Gains/(losses) recognized in other comprehensive income (effective portion)	$(29,853)	$(207,807)	$—	$7,566	$154,748	$—	$39,351	$—	$(57,558)

Net investment hedges:
Gains/(losses) recognized in other comprehensive income (effective portion)	—	—	(258,840)	—	—	—	—	—	—
Total gains/(losses) recognized in other comprehensive income (effective portion)	$(29,853)	$(207,807)	$(258,840)	$7,566	$154,748	$—	$39,351	$—	$(57,558)

Cash flow hedges:
Sales	$(343)	$—	$—	$—	$—	$—	$4,836	$—	$—
Cost of products sold	8,765	—	—	—	—	—	4,695	—	—
Selling, general and administrative expenses	(125)	—	—	—	—	—	—	—	—
Other expense, net	818	—	—	—	—	—	9,761	—	(52,447)
Interest expense	6	—	—	—	—	—	230	(98)	(11,765)
	9,121	—	—	—	—	—	19,522	(98)	(64,212)

Fair value hedges:
Gains/(losses) recognized in other expense, net	—	—	—	—	(180)	—	—	(8,065)	—

Derivatives not designated as hedging instruments:
Unrealized gains/(losses) on derivative instruments	—	—	—	—	117,934	—	—	—	—
Gains/(losses) recognized in other expense, net	(596)	—	—	81	—	—	(2,922)	—	—
Gains/(losses) recognized in interest income		—	—	—	—	—	—	(10,512)	—
	(596)	—	—	81	117,934	—	(2,922)	(10,512)	—
Total gains/(losses) recognized in statement of operations	$8,525	$—	$—	$81	$117,754	$—	$16,600	$(18,675)	$(64,212)

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
Deferred Hedging Gains and Losses:
As of June 29, 2014, the Company is hedging forecasted transactions for periods not exceeding 2 years. During the next 12 months, the Company expects $15.4 million of net deferred losses reported in accumulated other comprehensive loss to be reclassified to earnings, assuming market rates remain constant through contract maturities. Hedge ineffectiveness related to cash flow hedges, as well as reclassifications to earnings due to hedged transactions no longer expected to occur, which is reported in current period earnings as other income/(expense), net, was not significant for the second quarters of 2014 and 2013, respectively.
Hedges of Net Investments in Foreign Operations:
We have numerous investments in our foreign subsidiaries, the net assets of which are exposed to volatility in foreign currency exchange rates. Beginning in October 2013, we have used cross currency swaps to hedge a portion of our net investment in such foreign operations against adverse movements in exchange rates. We designated cross currency swap contracts between the pound sterling and USD, the euro and USD, the Australian dollar and USD, and the Japanese yen and USD, as net investment hedges of a portion of our equity in foreign operations in those currencies. The component of the gains and losses on our net investment in these designated foreign operations, driven by changes in foreign exchange rates, are economically offset by movements in the fair values of our cross currency swap contracts. The fair value of the swaps is calculated each period with changes in fair value reported in foreign currency translation adjustments within accumulated other comprehensive income (loss), net of tax. Such amounts will remain in other comprehensive income (loss) until the complete or substantially complete liquidation of our investment in the underlying foreign operations.
In relation to the cross currency swaps:
•We pay 6.462% per annum on the pound sterling notional amount of £2.795 billion and receive 6.15% per annum on the USD notional amount of $4.50 billion on each January 8, April 8, July 8 and October 8, through the maturity date of the swap, which was also expected to be on October 8, 2019.
•We pay 5.696% per annum on the Euro notional amount of €2.21 billion and receive 6.15% per annum on the USD notional amount of $3 billion on each January 9, April 9, July 9 and October 9, through the maturity date of the swap, which was also expected to be on October 9, 2019.
•We pay 9.164% per annum on the Australian dollar notional amount of A$793.8 million and receive 6.15% per annum on the USD notional amount of $750 million on each January 10, April 10, July 10 and October 10, through the maturity date of the swap, which was also expected to be on October 10, 2019.
•We pay 4.104% per annum on the Japanese yen notional amount of ¥4,854.5 billion and receive 6.15% per annum on the USD notional amount of $50 million on each January 11, April 11, July 11 and October 11, through the maturity date of the swap, which was also expected to be on October 11, 2019.
The net amounts paid or received on a quarterly basis are recorded in Other expense, net, in the condensed consolidated statements of operations. The Company paid net amounts of $8.8 million and $15.2 million related to cross currency swaps for the three and six months ended June 29, 2014, respectively.
Other Activities:
The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting but which have the economic impact of largely mitigating foreign currency or interest rate exposures. The Company maintained foreign currency forward contracts with a total notional amount of $1.89 billion and $1.01 billion that did not meet the criteria for hedge accounting as of June 29, 2014 and December 29, 2013, respectively. These forward contracts are accounted for on a full mark-to-market basis through current earnings, with gains and losses recorded as a component of other income/(expense), net. Net unrealized losses related to outstanding contracts totaled $2.8 million and $1.3 million as of June 29, 2014 and December 29, 2013, respectively. These contracts are scheduled to mature within one year.
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

(17)	Venezuela- Foreign Currency and Inflation

We apply highly inflationary accounting to our business in Venezuela. Under highly inflationary accounting, the financial statements of our Venezuelan subsidiary are remeasured into our reporting currency (U.S. dollars), based on the exchange rate at which we expect to remit dividends in U.S. dollar (which we currently determine to be the official exchange rate of 6.30 BsF/US$). Exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than accumulated other comprehensive loss on the balance sheet, until such time as the economy is no longer considered highly inflationary. The impact of applying highly inflationary accounting for Venezuela on our consolidated financial statements is therefore dependent upon movements in the official exchange rate between the Venezuelan bolivar fuerte and the U.S. dollar.
On February 8, 2013, the Venezuelan government announced the devaluation of its currency relative to the U.S. dollar, changing the official exchange rate from 4.30 to 6.30. As a result, the Company recorded a $42.9 million pre-tax currency translation loss, which was reflected within other expense, net, on the condensed consolidated statement of operations in the first quarter of 2013.
In March 2013, the Venezuelan government announced the creation of a new foreign exchange mechanism called the Complimentary System of Foreign Currency Acquirement (or SICAD, which stands for Sistema Complimentario de Administración de Divisas). It operates similar to an auction system and allows entities in specific sectors to bid for U.S. dollar to be used for specified import transactions. In January 2014, the government in Venezuela announced certain changes to the regulations governing the currency exchange market. The current official exchange rate remains applicable to import activities related to certain necessities, including food products. In February 2014, the Venezuelan government established a new foreign exchange market mechanism (SICAD II), which became effective on March 24, 2014 and may be the market through which U.S. dollars will be obtained for the remittance of dividends. This market has significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms.  Between March 24, 2014 and June 29, 2014 the published weighted average daily exchange rate was between 49.02 bolivars per USD and 51.86 bolivars per USD. The Company has had limited access to the SICAD II market mechanism and has converted 150.2 million bolivars into $2.9 million USD, recognizing a $21.0 million transactional currency loss which has been recorded in other expense, net, in the condensed consolidated statements of operations for the second quarter and six months ended June 29, 2014. The Company has also had access to, and had settlements at, the current official rate in this period and has outstanding requests for settlement at the official rate. Management continues to believe the official rate is legally available and appropriate for the Company's operations in Venezuela.  While there is considerable uncertainty with respect to the actual rates to be realized in the circumstances, as of June 29, 2014 we continue to believe it is appropriate to remeasure our Venezuelan monetary assets and liabilities at the official rate of 6.30 bolivars per U.S. dollar. The amount of net monetary assets and liabilities included in our Venezuelan subsidiary’s balance sheet was $103.0 million at June 29, 2014.

(18)    Supplemental Financial Information

On April 1, 2013, in connection with the Merger, Merger Subsidiary completed the private placement of $3.1 billion aggregate principal amount of 4.25% Exchange Notes to Initial Purchasers for resale by the Initial Purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States under Regulation S of the Securities Act. See Note 13 for more details.

The Exchange Notes are jointly and severally, fully and unconditionally guaranteed on a senior secured basis, subject to certain customary release provisions by the Guarantors, which represent most of Heinz's domestic subsidiaries, which guarantee our obligations under the Senior Credit Facilities.

The Issuer, H. J. Heinz Company ("Heinz"), and guarantor subsidiaries are 100% owned by H. J. Heinz Corporation II (“Holdings”).

The non-U.S. subsidiaries are identified below as Non-Guarantors. The following represents the condensed consolidating financial information for Holdings, the Issuer, the Guarantors on a combined basis, and the non-U.S. subsidiaries of Heinz (the “Non-Guarantors”), on a combined basis, together with eliminations, as of and for the periods indicated. The condensed consolidating financial information may not necessarily be indicative of the financial position, results of operations or cash flows had Holdings, Heinz, Guarantors and Non-Guarantors operated as independent entities.

The Company revised its condensed consolidating balance sheet as of December 29, 2013 presented herein to correct the amount recorded for pension obligations having the following impact on the Guarantor and Issuer columns:

•
Decreasing Guarantor non-current assets by approximately $2 million and decreasing current and non-current liabilities by approximately $9 million and $17 million, respectively, with a corresponding increase in Guarantor accumulated other comprehensive income, after tax effect, of approximately $24 million.

•
Increasing the Issuer investment in affiliates by approximately $24 million offset by a decrease in Issuer non-current assets of $26 million and an increase in Issuer current liabilities by approximately $9 million offset by a decrease in Issuer non-current liabilities by approximately $11 million.

The revisions had no impact on the Company's condensed consolidated financial statements as of December 29, 2013 or for the transition period then ended. The revisions also had no impact on the condensed consolidated statements of operations and of cash flows for the periods presented.

Successor
H. J. Heinz Corporation II and Subsidiaries

Condensed Consolidating Statements of Operations
Second Quarter Ended June 29, 2014

	Holdings	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Sales	$—	$47,377	$817,991	$1,934,112	$(71,044)	$2,728,436
Cost of product sold	—	46,467	573,247	1,296,166	(71,044)	1,844,836
Gross profit	—	910	244,744	637,946	—	883,600
Selling, general and administrative expenses	—	27,340	130,445	353,352	—	511,137
Operating (loss)/income	—	(26,430)	114,299	284,594	—	372,463
Interest expense/(income), net	—	155,478	7,500	(1,637)	—	161,341
Other expense, net	—	(10,553)	(7,171)	(24,866)	—	(42,590)
(Loss)/income before income taxes	—	(192,461)	99,628	261,365	—	168,532
Equity in earnings of subsidiaries	126,718	302,098	189,246	—	(618,062)	—
(Benefit from)/provision for income taxes	—	(17,081)	6,250	44,842		34,011
Net income	126,718	126,718	282,624	216,523	(618,062)	134,521
Less: Net income attributable to noncontrolling interest	—	—	—	7,803	—	7,803
Net income	$126,718	$126,718	$282,624	$208,720	$(618,062)	$126,718

Total comprehensive income	$138,534	$138,534	$504,494	$446,208	$(1,089,236)	$138,534

Successor
H. J. Heinz Corporation II and Subsidiaries

Condensed Consolidating Statements of Operations
Period from March 25 - June 23, 2013

	Holdings	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Sales	$—	$18,850	$156,792	$348,132	$(20,348)	$503,426
Cost of product sold	—	—	180,694	290,378	(20,348)	450,724
Gross profit/(loss)	—	18,850	(23,902)	57,754	—	52,702
Selling, general and administrative (income)/expenses	—	(612)	50,774	114,570	—	164,732
Operating income/(loss)	—	19,462	(74,676)	(56,816)	—	(112,030)
Interest expense, net	—	55,572	235	671	—	56,478
Other income/(expense), net	—	113,447	(301)	3,098	—	116,244
Income/(loss) before income taxes	—	77,337	(75,212)	(54,389)	—	(52,264)
Equity in losses of subsidiaries	(41,145)	(90,444)	(7,290)	—	138,879	—
Provision for/(benefit from) income taxes	—	28,038	78	(39,243)	—	(11,127)
Net loss	(41,145)	(41,145)	(82,580)	(15,146)	138,879	(41,137)
Less: Net income attributable to noncontrolling interest	—	—	—	8	—	8
Net loss	$(41,145)	$(41,145)	$(82,580)	$(15,154)	$138,879	$(41,145)

Total comprehensive loss	$(95,656)	$(95,656)	$(246,582)	$(186,018)	$528,256	$(95,656)

Predecessor
H. J. Heinz Corporation II and Subsidiaries

Condensed Consolidating Statements of Operations
Period from March 25 - June 7, 2013

	Holdings	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Sales	NA	$45,063	$780,915	$1,579,737	$(58,262)	$2,347,453
Cost of product sold	NA	1,136	533,911	1,023,728	(58,262)	1,500,513
Gross profit	NA	43,927	247,004	556,009	—	846,940
Selling, general and administrative expenses	NA	153,533	125,568	361,575	—	640,676
Operating (loss)/income	NA	(109,606)	121,436	194,434	—	206,264
Interest expense, net	NA	33,017	20,445	1,965	—	55,427
Other (expense)/income, net	NA	(35,626)	(106,098)	14,704	—	(127,020)
(Loss)/income from continuing operations before income taxes	NA	(178,249)	(5,107)	207,173	—	23,817
Equity in earnings of subsidiaries	NA	160,259	156,414	—	(316,673)	—
Provision for/(benefit from) income taxes	NA	64,757	(1,861)	35,607	—	98,503
(Loss)/income from continuing operations	NA	(82,747)	153,168	171,566	(316,673)	(74,686)
Loss from discontinued operations, net of tax	NA	—	—	(4,482)	—	(4,482)
Net (loss)/income	NA	(82,747)	153,168	167,084	(316,673)	(79,168)
Less: Net income attributable to noncontrolling interest	NA	—	—	3,579	—	3,579
Net (loss)/income	NA	$(82,747)	$153,168	$163,505	$(316,673)	$(82,747)

Total comprehensive (loss)/income	NA	$(303,781)	$(62,465)	$49,742	$12,723	$(303,781)

Successor
H. J. Heinz Corporation II and Subsidiaries

Condensed Consolidating Statements of Operations
Six Months Ended June 29, 2014

	Holdings	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Sales	$—	$115,294	$1,852,099	$3,735,678	$(174,476)	$5,528,595
Cost of product sold	—	46,944	1,299,743	2,518,184	(174,476)	3,690,395
Gross profit	—	68,350	552,356	1,217,494	—	1,838,200
Selling, general and administrative expenses	—	41,442	277,747	713,124	—	1,032,313
Operating income	—	26,908	274,609	504,370	—	805,887
Interest expense/(income), net	—	311,034	13,991	(558)	—	324,467
Other expense, net	—	(16,757)	(6,526)	(40,508)	—	(63,791)
(Loss)/income before income taxes	—	(300,883)	254,092	464,420	—	417,629
Equity in earnings of subsidiaries	321,919	628,880	351,048	—	(1,301,847)	—
Provision for income taxes	—	6,078	5,781	72,765		84,624
Net income	321,919	321,919	599,359	391,655	(1,301,847)	333,005
Less: Net income attributable to noncontrolling interest	—	—	—	11,086	—	11,086
Net income	$321,919	$321,919	$599,359	$380,569	$(1,301,847)	$321,919

Total comprehensive income	$261,004	$261,004	$894,794	$706,158	$(1,861,956)	$261,004

Successor
H. J. Heinz Corporation II and Subsidiaries

Condensed Consolidating Statements of Operations
Period from February 8 - June 23, 2013

	Holdings	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Sales	$—	$18,850	$156,792	$348,132	$(20,348)	$503,426
Cost of product sold	—	—	180,694	290,378	(20,348)	450,724
Gross profit/(loss)	—	18,850	(23,902)	57,754	—	52,702
Selling, general and administrative (income)/expenses	—	(612)	50,774	114,570	—	164,732
Operating income/(loss)	—	19,462	(74,676)	(56,816)	—	(112,030)
Interest expense, net	—	55,572	235	671	—	56,478
Other income/(expense), net	—	113,447	(301)	3,098	—	116,244
Income/(loss) before income taxes	—	77,337	(75,212)	(54,389)	—	(52,264)
Equity in losses of subsidiaries	(41,145)	(90,444)	(7,290)	—	138,879	—
Provision for/(benefit from) income taxes	—	28,038	78	(39,243)	—	(11,127)
Net loss	(41,145)	(41,145)	(82,580)	(15,146)	138,879	(41,137)
Less: Net income attributable to noncontrolling interest	—	—	—	8	—	8
Net loss	$(41,145)	$(41,145)	$(82,580)	$(15,154)	$138,879	$(41,145)

Total comprehensive loss	$(95,656)	$(95,656)	$(246,582)	$(186,018)	$528,256	$(95,656)

Predecessor
H. J. Heinz Corporation II and Subsidiaries

Condensed Consolidating Statements of Operations
Period from December 24, 2012 - June 7, 2013

	Holdings	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Sales	NA	$110,590	$1,797,869	$3,449,189	$(153,950)	$5,203,698
Cost of product sold	NA	2,066	1,225,167	2,243,613	(153,950)	3,316,896
Gross profit	NA	108,524	572,702	1,205,576	—	1,886,802
Selling, general and administrative expenses	NA	205,701	306,083	770,684	—	1,282,468
Operating (loss)/income	NA	(97,177)	266,619	434,892	—	604,334
Interest expense, net	NA	74,849	38,805	6,546	—	120,200
Other expense, net	NA	(36,264)	(107,867)	(38,487)	—	(182,618)
(Loss)/income from continuing operations before income taxes	NA	(208,290)	119,947	389,859	—	301,516
Equity in earnings of subsidiaries	NA	372,871	256,604	—	(629,475)	—
Provision for income taxes	NA	69,579	28,906	61,681	—	160,166
Income from continuing operations	NA	95,002	347,645	328,178	(629,475)	141,350
Loss from discontinued operations, net of tax	NA	—	—	(39,663)	—	(39,663)
Net income	NA	95,002	347,645	288,515	(629,475)	101,687
Less: Net income attributable to noncontrolling interest	NA	—	—	6,685	—	6,685
Net income	NA	$95,002	$347,645	$281,830	$(629,475)	$95,002

Total comprehensive (loss)/income	NA	$(281,174)	$40,726	$28,192	$(68,918)	$(281,174)

Successor
H. J. Heinz Corporation II and Subsidiaries

Condensed Consolidating Balance Sheets
As of June 29, 2014

	Holdings	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS	(In thousands)
Current assets:
Cash and cash equivalents	$—	$6,003	$588,604	$2,210,310	$—	$2,804,917
Trade receivables	—	—	—	956,783	—	956,783
Other receivables	—	120,470	12,690	72,285	—	205,445
Receivables due from affiliates	—	101,636	51,532	38,712	(191,880)	—
Inventories:
Finished goods and work-in-process	—	—	444,749	752,448	—	1,197,197
Packaging material and ingredients	—	—	51,463	163,868	—	215,331
Total inventories	—	—	496,212	916,316	—	1,412,528
Prepaid expenses	—	8,798	39,164	111,133	(86)	159,009
Short-term lending due from affiliates	—	209,551	177,222	724,182	(1,110,955)	—
Other current assets	—	—	32,288	110,827	(71,733)	71,382
Total current assets	—	446,458	1,397,712	5,140,548	(1,374,654)	5,610,064
Property, plant and equipment:
Property, plant and equipment, gross	—	260,838	853,773	1,876,124	—	2,990,735
Less accumulated depreciation	—	25,332	163,332	289,884	—	478,548
Total property, plant and equipment, net	—	235,506	690,441	1,586,240	—	2,512,187
Other non-current assets:
Goodwill	—	—	8,734,077	6,726,667	—	15,460,744
Investments in subsidiaries	16,206,861	28,332,681	14,954,444	—	(59,493,986)	—
Trademarks, net	—	4,691,000	478,500	6,943,566		12,113,066
Other intangibles, net	—	455,892	641,597	875,352	—	1,972,841
Long-term lending due from affiliates	—	—	4,506,210	209,543	(4,715,753)	—
Other non-current assets	—	507,107	110,075	481,248	—	1,098,430
Total other non-current assets	16,206,861	33,986,680	29,424,903	15,236,376	(64,209,739)	30,645,081
Total assets	$16,206,861	$34,668,644	$31,513,056	$21,963,164	$(65,584,393)	$38,767,332

Successor
H. J. Heinz Corporation II and Subsidiaries

Condensed Consolidating Balance Sheets
As of June 29, 2014

	Holdings	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS EQUITY	(In thousands)
Current liabilities:
Short-term debt	$—	$—	$—	$1,053	$—	$1,053
Short-term lending due to affiliates	—	356,601	437,543	316,811	(1,110,955)	—
Portion of long-term debt due within one year	—	95,000	334	11,082	—	106,416
Trade payables	—	3,903	338,969	923,935	—	1,266,807
Payables due to affiliates	—	30,710	71,712	89,458	(191,880)	—
Other payables	—	27,644	25,003	93,015	—	145,662
Accrued trade promotions and marketing	—	—	42,170	299,520	—	341,690
Other accrued liabilities	—	180,741	144,037	382,168	(86)	706,860
Income taxes	—	392,309	45,868	7,651	(71,733)	374,095
Total current liabilities	—	1,086,908	1,105,636	2,124,693	(1,374,654)	2,942,583
Long-term debt and other non-current liabilities:
Long-term debt	—	12,523,718	1,767,776	280,144	—	14,571,638
Long-term borrowings due to affiliates	—	2,000,000	209,543	2,771,109	(4,980,652)	—
Deferred income taxes	—	2,296,302	86,988	1,418,488		3,801,778
Non-pension post-retirement benefits	—	4,820	137,161	55,421	—	197,402
Other non-current liabilities	—	550,035	34,261	205,357	—	789,653
Total long-term debt and other non-current liabilities	—	17,374,875	2,235,729	4,730,519	(4,980,652)	19,360,471
Redeemable noncontrolling interest	—	—	—	31,555	—	31,555
Total shareholder equity	16,206,861	16,206,861	28,171,691	14,850,535	(59,229,087)	16,206,861
Noncontrolling interest	—	—	—	225,862	—	225,862
Total equity	16,206,861	16,206,861	28,171,691	15,076,397	(59,229,087)	16,432,723
Total liabilities and equity	$16,206,861	$34,668,644	$31,513,056	$21,963,164	$(65,584,393)	$38,767,332

Successor
H. J. Heinz Corporation II and Subsidiaries

Condensed Consolidating Balance Sheets
As of December 29, 2013

	Holdings	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS	(In thousands)
Current assets:
Cash and cash equivalents	$—	$48,396	$943,741	$1,466,855	$—	$2,458,992
Trade receivables	—	—	—	1,099,655	—	1,099,655
Other receivables	—	39,816	15,406	189,306	—	244,528
Receivables due from affiliates	—	83,618	21,752	60,974	(166,344)	—
Inventories:
Finished goods and work-in-process	—	—	452,230	686,143	—	1,138,373
Packaging material and ingredients	—	—	101,332	195,691	—	297,023
Total inventories	—	—	553,562	881,834	—	1,435,396
Prepaid expenses	—	12,784	25,560	127,870	(21,118)	145,096
Short-term lending due from affiliates	—	1,807,502	32,777	602,059	(2,442,338)	—
Other current assets	—	—	50,720	51,239	(41,501)	60,458
Total current assets	—	1,992,116	1,643,518	4,479,792	(2,671,301)	5,444,125
Property, plant and equipment:
Property, plant and equipment, gross	—	238,618	804,277	1,786,596	—	2,829,491
Less accumulated depreciation	—	15,064	54,016	96,919	—	165,999
Total property, plant and equipment, net	—	223,554	750,261	1,689,677	—	2,663,492
Other non-current assets:
Goodwill	—	—	8,554,726	6,515,336	—	15,070,062
Investments in subsidiaries	16,297,416	26,057,892	15,500,336	—	(57,855,644)	—
Trademarks, net	—	4,659,800	624,300	6,846,773	—	12,130,873
Other intangibles, net	—	804,370	666,472	887,939	—	2,358,781
Long-term lending due from affiliates	—	—	3,305,383	202,767	(3,508,150)	—
Other non-current assets	—	660,829	106,116	538,070	—	1,305,015
Total other non-current assets	16,297,416	32,182,891	28,757,333	14,990,885	(61,363,794)	30,864,731
Total assets	$16,297,416	$34,398,561	$31,151,112	$21,160,354	$(64,035,095)	$38,972,348

Successor
H. J. Heinz Corporation II and Subsidiaries

Condensed Consolidating Balance Sheets
As of December 29, 2013

	Holdings	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS EQUITY	(In thousands)
Current liabilities:
Short-term debt	$—	$—	$—	$143,689	$—	$143,689
Short-term lending due to affiliates	—	9,589	2,408,903	23,846	(2,442,338)	—
Portion of long-term debt due within one year	—	95,000	430	12,335	—	107,765
Trade payables	—	13,389	326,636	852,049	—	1,192,074
Payables due to affiliates	—	49,265	60,488	56,591	(166,344)	—
Other payables	—	16,349	2,569	129,275	—	148,193
Accrued trade promotions and marketing	—	—	80,892	289,437	—	370,329
Other accrued liabilities	—	226,289	148,609	406,841	(21,118)	760,621
Income taxes	—	192,282	2,120	49,287	(41,501)	202,188
Total current liabilities	—	602,163	3,030,647	1,963,350	(2,671,301)	2,924,859
Long-term debt and other non-current liabilities:
Long-term debt	—	12,568,819	1,772,244	276,583	—	14,617,646
Long-term borrowings due to affiliates	—	2,000,000	202,766	1,554,633	(3,757,399)	—
Deferred income taxes	—	2,554,207	186,722	1,419,974	—	4,160,903
Non-pension post-retirement benefits	—	3,732	138,136	54,504	—	196,372
Other non-current liabilities	—	372,224	35,989	121,212	—	529,425
Total long-term debt and other non-current liabilities	—	17,498,982	2,335,857	3,426,906	(3,757,399)	19,504,346
Redeemable noncontrolling interest	—	—	—	29,885	—	29,885
Total shareholder equity	16,297,416	16,297,416	25,784,608	15,524,371	(57,606,395)	16,297,416
Noncontrolling interest	—	—	—	215,842	—	215,842
Total equity	16,297,416	16,297,416	25,784,608	15,740,213	(57,606,395)	16,513,258
Total liabilities and equity	$16,297,416	$34,398,561	$31,151,112	$21,160,354	$(64,035,095)	$38,972,348

Successor
H. J. Heinz Corporation II and Subsidiaries

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 29, 2014

	Holdings	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities:		(In thousands)
Cash provided by operating activities	244,898	$303,586	$392,482	$627,176	$(720,850)	$847,292
Investing activities:
Capital expenditures	—	(34,081)	(57,382)	(61,580)	—	(153,043)
Net payments on intercompany lending activities	—	(277,045)	(145,272)	(129,853)	552,170	—
Return of capital	115,102	—	—	—	(115,102)	—
Other items, net	—	14,010	20,283	3,849	—	38,142
Cash provided by/(used for) investing activities	115,102	(297,116)	(182,371)	(187,584)	437,068	(114,901)
Financing activities:
Payments on long-term debt	—	(47,500)	(660)	(1,876)	—	(50,036)
Proceeds from long-term debt	—	—	—	21	—	21
Net proceeds/(payments) on intercompany borrowing activities	—	347,011	(88,636)	293,795	(552,170)	—
Net payments on commercial paper and short-term debt	—	—	—	(11,268)	—	(11,268)
Dividends	(360,000)	(360,000)	(475,952)	—	835,952	(360,000)
Other items, net	—	11,626	—	—	—	11,626
Cash (used for)/provided by financing activities	(360,000)	(48,863)	(565,248)	280,672	283,782	(409,657)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	23,191	—	23,191
Net (decrease)/increase in cash and cash equivalents	—	(42,393)	(355,137)	743,455	—	345,925
Cash and cash equivalents at beginning of period	—	48,396	943,741	1,466,855	—	2,458,992
Cash and cash equivalents at end of period	—	$6,003	$588,604	$2,210,310	$—	$2,804,917

Successor
H. J. Heinz Corporation II and Subsidiaries

Condensed Consolidating Statements of Cash Flows
For the Period February 8 - June 23, 2013

	Holdings	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities:		(In thousands)
Cash (used for)/provided by operating activities	—	$(18,161)	$4,691	$114,671	$(218,922)	$(117,721)
Investing activities:
Capital expenditures	—	(3,120)	—	(4,334)	—	(7,454)
Net (payments)/proceeds on intercompany lending activities	—	(69,984)	(406)	151,448	(81,058)	—
Acquisition of business, net of cash on hand	—	(23,564,251)	407,067	1,662,897	—	(21,494,287)
Change in restricted cash	—	(513,001)	—	—	—	(513,001)
Other items, net	—	(680)	802	(26,585)	—	(26,463)
Cash (used for)/provided by investing activities	—	(24,151,036)	407,463	1,783,426	(81,058)	(22,041,205)
Financing activities:
Payments on long-term debt	—	(1,183,918)	(600,014)	(66)	—	(1,783,998)
Proceeds from long-term debt	—	12,568,875	—	715	—	12,569,590
Debt issuance costs	—	(320,824)	—	—	—	(320,824)
Net (payments)/proceeds on intercompany borrowing activities	—	(1,809,086)	1,815,686	(87,658)	81,058	—
Net payments on commercial paper and short-term debt	—	(1,600,000)	(700)	(18,583)	—	(1,619,283)
Dividends	—	—	(109,461)	(109,461)	218,922	—
Capital Contribution	—	16,500,000	—	—	—	16,500,000
Other items, net	—	14,154	3,573	—	—	17,727
Cash provided by/(used for) financing activities	—	24,169,201	1,109,084	(215,053)	299,980	25,363,212
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(4,413)	—	(4,413)
Net increase in cash and cash equivalents	—	4	1,521,238	1,678,631	—	3,199,873
Cash and cash equivalents at beginning of period	—	—	—	—	—	—
Cash and cash equivalents at end of period	—	$4	$1,521,238	$1,678,631	$—	$3,199,873

Predecessor
H. J. Heinz Corporation II and Subsidiaries

Condensed Consolidating Statements of Cash Flows
For the Period December 24, 2012 - June 7, 2013

	Holdings	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities:		(In thousands)
Cash provided by operating activities	NA	$403,272	$379,863	$440,752	$(556,336)	$667,551
Investing activities:
Capital expenditures	NA	(2,764)	(123,740)	(164,913)	—	(291,417)
Net payments on intercompany lending activities	NA	(859,093)	(586,335)	(558,875)	2,004,303	—
Other intercompany investing transactions	NA	(282,572)	261,544	—	21,028	—
Other items, net	NA	(1,475)	31,992	2,745	—	33,262
Cash used for investing activities	NA	(1,145,904)	(416,539)	(721,043)	2,025,331	(258,155)
Financing activities:
Payments on long-term debt	NA	(306,354)	(137,674)	(5,819)	—	(449,847)
Proceeds from long-term debt	NA	—	—	4,968	—	4,968
Net (payments)/proceeds on intercompany borrowing activities	NA	(263,991)	1,856,899	411,395	(2,004,303)	—
Net proceeds/(payments) on commercial paper and short-term debt	NA	1,600,000	(1,269,101)	(33,684)	—	297,215
Dividends	NA	(331,654)	(446,065)	(110,271)	556,336	(331,654)
Exercise of stock options	NA	19,387	—	—	—	19,387
Purchase of treasury stock	NA	(17,762)	—	—	—	(17,762)
Other intercompany capital stock transactions	NA	(4,000)	285,739	(260,711)	(21,028)	—
Other items, net	NA	47,010	(44,343)	(6,340)	—	(3,673)
Cash provided by/(used for) financing activities	NA	742,636	245,455	(462)	(1,468,995)	(481,366)
Effect of exchange rate changes on cash and cash equivalents	NA	—	—	(140,483)	—	(140,483)
Net increase/(decrease) in cash and cash equivalents	NA	4	208,779	(421,236)	—	(212,453)
Cash and cash equivalents at beginning of period	NA	—	198,288	2,084,132	—	2,282,420
Cash and cash equivalents at end of period	NA	$4	$407,067	$1,662,896	$—	$2,069,967

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Merger

The H. J. Heinz Company ("Heinz") has been a pioneer in the food industry for over 140 years and possesses one of the world's best and most recognizable brands - Heinz ®. The Company has a global portfolio of leading brands focused in three core categories, Ketchup and Sauces, Meals and Snacks, and Infant/Nutrition.

On August 1, 2014, the Company's Board of Directors approved a change to the Company's name from Hawk Acquisition Intermediate Corporation II to H. J. Heinz Corporation II, effective immediately.

On February 13, 2013, Heinz entered into the Merger Agreement with Parent and Merger Subsidiary. The acquisition was consummated on June 7, 2013, and as a result, Merger Subsidiary merged with and into Heinz, with Heinz surviving as a wholly owned subsidiary of Holdings (together with its subsidiaries, the "Company"), which is in turn an indirect wholly owned subsidiary of Parent. Parent is controlled by Berkshire Hathaway Inc. and 3G Special Situations Fund III, L.P. (together the "Sponsors"). Holdings has no operations and its Balance Sheet is comprised solely of its investment in Heinz and share capital owned by its parent, Hawk Acquisition Intermediate Corporation I.

Purchase Accounting Effects. The Merger was accounted for using the acquisition method of accounting which affected our results of operations in certain significant respects. The Sponsors' cost of acquiring the Company has been pushed-down to establish a new accounting basis for the Company. Accordingly, the accompanying interim condensed consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the Merger. The allocation of the total purchase price to the Company's net tangible and identifiable intangible assets were based on fair values as of the Merger date, as described further in Note 2 to the Financial Statements. The purchase accounting adjustment to inventory resulted in an increase in cost of products sold of approximately $124 million in the Successor period ended June 23, 2013, as those products were sold to customers during the period subsequent to the Merger. The following are also reflected in our results of operations for the three and six month periods ended June 29, 2014:

•
Incremental amortization and depreciation of approximately $18 million and $36 million, respectively, on the step-up in basis of definite-lived tangible and intangible assets which was included within cost of products sold.

•
Incremental interest expense of $81 million and $179 million, respectively, related to new borrowings under the Senior Credit Facilities and the Exchange Notes issued in a private offering, in connection with the Merger.

•
The purchase accounting adjustment to deferred pension costs resulted in a decrease in pension expense of approximately $9 million and $17 million, respectively, which was primarily reflected in cost of products sold.

•
The purchase accounting adjustment to deferred derivative gains related to foreign currency cash flow hedges resulted in an increase in cost of products sold of approximately $0 million and $8 million, respectively.

Periods Presented

Successor - the condensed consolidated financial statements as of June 29, 2014, and for the period from February 8, 2013 through June 29, 2014. The accounts of Merger Subsidiary from inception on February 8, 2013 to the date of its merger into the Company on June 7, 2013 were included in the Successor period June 8, 2013 to December 29, 2013 as presented in the Registration Statement on Form S-4 which became effective May 7, 2014. There was no activity in Merger Subsidiary for the period February 8, 2013 to March 24, 2013, and the activity in the period March 25, 2013 to June 7, 2013 related primarily to the issuance of the Exchange Notes and recognition of associated issuance costs and interest expense. The cash was invested in a money market account until the completion of the Merger on June 7, 2013.

Transition period - the period from April 29, 2013 to December 29, 2013.

Predecessor - the condensed consolidated financial statements of the Company prior to the Merger on June 7, 2013.

Executive Overview

During the second quarter ended June 29, 2014, the Company's total sales were $2.73 billion, compared to $503 million for the Successor period March 25 to June 23, 2013 (based on the Company's former fiscal month end), and $2.35 billion for the Predecessor period March 25 to June 7, 2013. Sales decreased 0.2% due to divestitures. Volume decreased 5.7% primarily due to the acceleration of sales in the first quarter ahead of the US Keystone(1) go-live, along with frozen meals and snacks category softness and product rationalization in U.S. Consumer Products, a soft soup category in the U.K., and raw material and packaging supply constraints in Venezuela. Net pricing increased sales by 2.3%, driven by favorable product mix and reduced trade promotions in US Foodservice and price increases in Venezuela, Indonesia and India, partially offset by increased promotional activity in US Consumer Products. Unfavorable foreign exchange translation rates decreased sales by 0.8%.
In the second quarter ended June 29, 2014 and the Successor period March 25 to June 23, 2013, gross profit, operating income and net income were significantly impacted by restructuring related costs and expenses. In addition, the same periods were impacted by the effects of the new basis of accounting noted in The Merger section above, resulting in increased non-cash charges to cost of sales for the step up in inventory value, increased amortization expense associated with the fair value adjustments to intangible assets and the increased borrowings to fund the Merger resulting in higher interest costs compared to prior year quarter.

Adjusted earnings before interest, tax, depreciation and amortization ("Adjusted EBITDA") increased $180 million or 35.2%, to $693 million, primarily reflecting the reduction in cost of products sold and SG&A due to efficiencies driven by prior year productivity initiatives. Refer to EBITDA & Adjusted EBITDA (from Continuing Operations) within the Non-GAAP Measures section below for our definition of Adjusted EBITDA.
See The Merger and The Results of Operation sections for further analysis of our operating results for the quarter.

(1) Project Keystone is a multi-year global program designed to drive productivity and make Heinz much more competitive by adding capabilities, harmonizing global processes and standardizing our systems through SAP

Restructuring and Productivity Initiatives

During the transition period and the first six months of 2014, the Company invested in restructuring and productivity initiatives as part of its ongoing cost reduction efforts with the goal of driving efficiencies and creating fiscal resources that will be reinvested into the Company's business as well as to accelerate overall productivity on a global scale. As of June 29, 2014, these initiatives have resulted in the reduction of approximately 3,800 corporate and field positions across the Company's global business segments (excluding the factory closures noted below). Including charges incurred as of June 29, 2014, the Company currently estimates it will incur total charges of approximately $300 million related to severance benefits and other severance-related expenses related to the reduction in corporate and field positions, of which $282 million has been incurred through June 29, 2014. The ongoing annual cost savings is estimated to be approximately $250 million. The severance-related charges and cost savings assumptions that the Company expects to incur in connection with these work force reductions are subject to a number of assumptions and may differ from actual results. See Note 5, “Restructuring and Productivity Initiatives” for additional information on these productivity initiatives. There were no such charges in the first three months of 2013.
In addition, the Company has announced the planned closure of 5 factories across the U.S., Canada and Europe during 2014.  The number of employees expected to be impacted by these 5 plant closures and consolidation is approximately 1,600, of which 1,200 had left the Company as of March 30, 2014. The Company currently estimates it will incur charges of approximately $93 million related to severance benefits and other severance-related expenses related to these factory closures, of which $76 million has been incurred through March 30, 2014. In addition the Company will recognize accelerated depreciation on assets to be disposed of. The ongoing annual cost savings is estimated to be approximately $80 million. The severance-related charges and cost savings assumptions that the Company expects to incur in connection with these factory workforce reductions and factory closures are subject to a number of assumptions and may differ from actual results. The Company may also incur other charges not currently contemplated due to events that may occur as a result of, or related to, these cost reductions.

The Company recorded pre-tax costs related to these productivity initiatives of $117 million and $257 million in the three and six months ended June 29, 2014, respectively, which were recorded in the Non-Operating segment. See Note 5. Charges in the Successor period February 8 to June 23, 2013 and the Predecessor period December 24, 2012, to June 7, 2013 were $3 million and $6 million, respectively.

Discontinued Operations

In January 2013, the Company’s Board of Directors approved management’s plan to sell Shanghai LongFong Foods (“LongFong”), a maker of frozen products in China which was previously reported in the Asia/Pacific segment. As a result, LongFong’s net assets were classified as held for sale and the Company adjusted the carrying value to estimated fair value, recording a $36 million pre-tax and after-tax non-cash goodwill impairment charge to discontinued operations in January 2013. The sale was completed in June 2014, resulting in an insignificant pre-tax and after-tax loss which was recorded in discontinued operations in the Successor period. See Note 6.

THREE MONTHS ENDED JUNE 29, 2014 (SUCCESSOR), PERIOD FROM MARCH 25 - JUNE 23, 2013 (SUCCESSOR), AND PERIOD FROM MARCH 25 - JUNE 7, 2013 (PREDECESSOR)

Results of Continuing Operations

On October 21, 2013, our board of directors approved a change in our fiscal year-end from the Sunday closest to April 30 to the Sunday closest to December 31. As a result of this change, the Company filed its Annual Report for the transition period beginning on April 29, 2013 and ending on December 29, 2013 in its Registration Statement.

Sales were $2.73 billion for the three months ended June 29, 2014 compared with $503 million for the Successor period from March 25 to June 23, 2013, and $2.35 billion for the Predecessor period from March 25 to June 7, 2013, a decrease of $122 million, or 4.3%, period over period. Sales decreased 0.2% due to divestitures. Volume decreased 5.7% primarily due to the acceleration of sales in the first quarter ahead of the US Keystone go-live, along with frozen meals and snacks category softness and product rationalization in U.S. Consumer Products, a soft soup category in the U.K., and raw material and packaging supply constraints in Venezuela. Net pricing increased sales by 2.3%, driven by favorable product mix and reduced trade promotions in US Foodservice and price increases in Venezuela, Indonesia, China and India, partially offset by increased promotional activity in US Consumer Products, the U.K. and Italy. Unfavorable foreign exchange translation rates decreased sales by 0.8%.

Gross profit was $884 million for the three months ended June 29, 2014 compared with $53 million for the Successor period from March 25 to June 23, 2013, and $847 million for the Predecessor period from March 25 to June 7, 2013, a decrease of $16 million, or 1.8%, period over period, but gross profit margin increased to 32.4% from 31.6%. The Successor period March 31 to June 29, 2014 included a non-cash impairment charge of $62 million on its indefinite lived trademarks, primarily in its North American frozen meals and snacks business due to continued category softness driving lower than anticipated sales. This impairment was recorded in the non-operating segment. If current expectations of future growth rates are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then one or more trademarks might become impaired in the future. The second quarter of 2014 included charges in cost of products sold for restructuring and productivity initiatives of $107 million (which are recorded in the non-operating segment) and incremental amortization of $18 million following the step-up in basis of definite-lived tangible and intangible assets due to purchase accounting adjustments. In addition, it included incremental costs totaling $18 million, primarily for additional warehousing and other logistics costs incurred related to the U.S. SAP go-live, which was launched in the second quarter of 2014, along with equipment relocation charges not specifically related to restructuring activities. The Successor period March 25 to June 23, 2013, incurred higher cost of products sold associated with the purchase accounting step up in inventory value of $124 million, and $3 million in severance and employee benefit costs related to a factory closure in China. The Predecessor period from March 25 to June 7, 2013 incurred higher cost of products sold of $6 million in severance and employee benefit costs related to a factory closure in China and the reduction of manufacturing in a factory in the U.K. The remaining improvement in gross profit was due to reduced cost of products sold as a result of the productivity initiatives undertaken in 2013.

Selling, general and administrative expenses ("SG&A") were $511 million for the three months ended June 29, 2014 compared with $109 million for the Successor period from March 25 to June 23, 2013, and $497 million for the Predecessor period from March 25 to June 7, 2013, a decrease of $94 million, or 15.5%, period over period, and decreased as a percentage of sales to 18.7% from 21.2% period over period. The second quarter of 2014 included charges in cost of products sold for restructuring and productivity initiatives of $10 million (which are recorded in the non-operating segment). In addition, it included incremental costs totaling $10 million, primarily for additional warehousing and other logistics costs incurred related to the U.S. SAP go-live(which are recorded in the non-operating segment). The remaining decrease in SG&A is attributable to lower fixed selling and distribution and general and administrative expense primarily resulting from prior year restructuring and productivity related initiatives and lower marketing expense.

Merger related costs in the Successor period from March 25 to June 23, 2013 were $56 million consisting primarily of advisory fees, legal, accounting and other professional costs. In the Predecessor period, Merger related costs of $144 million include $48 million resulting from the acceleration of stock options, restricted stock units and other compensation plans pursuant to the existing change in control provisions of those plans, and $96 million of professional fees.

Net interest expense was $161 million for the three months ended June 29, 2014 compared with $56 million for the Successor period from March 25 to June 23, 2013, and $55 million for the Predecessor period from March 25 to June 7, 2013, an increase of $49 million, period over period, reflecting higher average debt balances resulting from the Merger.

Prior to the Merger, Merger Subsidiary entered into interest rate swap agreements to mitigate exposure to variable rate debt that was raised to finance the acquisition. These agreements were not designated as hedging instruments prior to the Merger date, and as such, we recorded a gain of $118 million in the Successor period from March 25 to June 23, 2013 due to changes in fair value of these instruments, and separately reflected the gain in the accompanying statement of operations. As a result of the Merger and the transactions entered into in connection therewith, we have assumed the liabilities and obligations of Merger Subsidiary.

Other expense, net, was $43 million for the three months ended June 29, 2014 compared with $2 million for the Successor period from March 25 to June 23, 2013, and $127 million for the Predecessor period from March 25 to June 7, 2013, a decrease of $86 million period over period. The decrease is primarily related to the costs for early extinguishment of debt ($129 million) related to the Merger included in the Predecessor period, partially offset by $32 million of currency losses in the three months ended June 29, 2014, including $21 million realized in Venezuela (see Note 17), and $9 million in relation to net payments made on the cross currency swaps (see Note 16).

Tax expense was $34 million or 20.2% of pretax income for the three months ended June 29, 2014, compared with a tax benefit of $11 million or 21.3% of pretax loss for the Successor period from March 25 to June 23, 2013, and tax expense of $99 million or 413.6% of pretax income for the Predecessor period from March 25 to June 7, 2013. The Predecessor period effective tax rate is higher than the current and Successor periods effective tax rates primarily due to significant repatriation costs incurred as a result of distributions of foreign earnings during the Predecessor period. The current period effective tax rate is lower than the Successor period from March 25 to June 23, 2013 due to the tax benefit on the impairment charges.

The net income from continuing operations attributable to H. J. Heinz Corporation II was $127 million for the three months ended June 29, 2014 compared with a net loss from continuing operations of $41 million for the Successor period from March 25 to June 23, 2013, and a net loss of $78 million for the Predecessor period from March 25 to June 7, 2013, an increase in income of $157 million period over period.

Adjusted EBITDA was $693 million for the three months ended June 29, 2014 compared with $84 million for the Successor period from March 25 to June 23, 2013, and $428 million for the Predecessor period from March 25 to June 7, 2013, an increase of $180 million, or 35%, period over period, primarily reflecting the reduction in cost of products sold and SG&A due to efficiencies driven by prior year productivity initiatives.

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

North America

Sales for the North America segment were $966 million for the three months ended June 29, 2014 compared with $174 million for the Successor period from March 25 to June 23, 2013, and $926 million for the Predecessor period from March 25 to June 7, 2013, a decrease of $134 million, or 12.2%, period over period. Volume was down 12.0% primarily due to the acceleration of sales in the first quarter ahead of the US Keystone go-live, along with frozen meals and snacks category softness and product rationalization U.S. Consumer Products. Higher net price of 0.8% reflects favorable product mix and reduced trade promotions in US Foodservice, and reduced trade promotions in Canada, offset by an increase in such activities in U.S. Consumer Products. Unfavorable Canadian exchange translation rates decreased sales 1.1%.

Gross profit was $393 million for the three months ended June 29, 2014 compared with $3 million for the Successor period from March 25 to June 23, 2013, and $352 million for the Predecessor period from March 25 to June 7, 2013, an increase of $39 million, or 10.9%, period over period, and gross profit margin increased to 40.6% from 32.2%. These increases are primarily related to lower cost of products sold as a result of the various restructuring and productivity initiatives undertaken in the prior year and the purchase accounting step up in inventory value of $58 million recorded in the Successor period March 25 to June 23, 2013, partially offset by lower volumes noted above and higher cost of products sold associated with the amortization of the purchase accounting adjustments relative to customer related assets. Adjusted EBITDA was $293 million for the three months ended June 29, 2014 compared with $33 million for the Successor period from March 25 to June 23, 2013, and $229 million for the Predecessor period from March 25 to June 7, 2013, an increase of $31 million, or 12%, period over period, reflecting increase in gross profit noted above and lower SG&A primarily related to reduced costs related to workforce reductions and lower marketing spend.

Europe

Sales for Heinz Europe were $766 million for the three months ended June 29, 2014 compared with $122 million for the Successor period from March 25 to June 23, 2013, and $616 million for the Predecessor period from March 25 to June 7, 2013, an increase of $29 million, or 3.9%, period over period. The divestiture of a small soup business in Germany decreased sales 0.7%. Volume was down 3.3% due to soft soup category sales in the U.K. and infant category sales in Italy, and, to a lesser extent, increased competition in the Benelux countries, partially offset by strong market performance in Sweden and France. Net pricing increased 0.1% primarily reflecting higher pricing in the Benelux countries and Eastern Europe partially offset by increased trade spend in the U.K. and Italy to counteract category softness. Favorable exchange translation rates increased sales 7.8%.

Gross profit was $332 million for the three months ended June 29, 2014 compared with $14 million for the Successor period from March 25 to June 23, 2013, and $232 million for the Predecessor period from March 25 to June 7, 2013, an increase of $86 million, or 35.1%, period over period, and gross profit margin increased to 43.4% from 33.3%. These increases are primarily related to lower cost of products sold as a result of the various restructuring and productivity initiatives undertaken in the prior year and the purchase accounting step up in inventory value of $34 million recorded in the Successor period March 25 to June 23, 2013, partially offset by higher cost of products sold associated with the amortization of the purchase accounting adjustments relative to customer related assets and lower volume. Adjusted EBITDA was $236 million for the three months ended June 29, 2014 compared with $27 million for the Successor period from March 25 to June 23, 2013, and $124 million for the Predecessor period from March 25 to June 7, 2013, an increase of $85 million, or 57%, period over period, reflecting the increase in gross profit and lower SG&A primarily related to prior year productivity initiatives.

Asia/Pacific

Heinz Asia/Pacific sales were $583 million for the three months ended June 29, 2014 compared with $121 million for the Successor period from March 25 to June 23, 2013, and $476 million for the Predecessor period from March 25 to June 7, 2013, a decrease of $14 million, or 2.3%, period over period. Volume increased 1.4% largely a result of the festive period in Indonesia which occurred earlier this year than last driving higher cordials sales and promotional activities across multiple categories in New Zealand, largely offset by product rationalization and drink category softness in Australia along with reduced promotional activity in the tuna and seafood category also in Australia. Pricing increased 3.0%, due to increased pricing in Indonesia and China, partially offset by increased promotional activities in New Zealand. Unfavorable foreign exchange translation rates primarily in Australia and Indonesia, decreased sales by 6.8%.

Gross profit was $191 million for the three months ended June 29, 2014 compared with $16 million for the Successor period from March 25 to June 23, 2013, and $156 million for the Predecessor period from March 25 to June 7, 2013, an increase of $20 million, or 11.7%, period over period, and the gross profit margin increased to 32.8% from 28.7%. These increases are primarily related to lower cost of products sold as a result of the various restructuring and productivity initiatives undertaken in the prior year and the purchase accounting step up in inventory value of $21 million recorded in the Successor period March 25 to June 23, 2013, partially offset by higher cost of products sold associated with the amortization of the purchase accounting adjustments relative to customer related assets. Adjusted EBITDA was $108 million for the three months ended June 29, 2014 compared with $16 million for the Successor period from March 25 to June 23, 2013, and $68 million for the Predecessor period from March 25 to June 7, 2013, an increase of $24 million, or 28%, period over period, due to the increase in gross profit and lower SG&A primarily related to prior year productivity initiatives.

Latin America

Sales for the Latin America segment were $201 million for the three months ended June 29, 2014 compared with $39 million for the Successor period from March 25 to June 23, 2013, and $179 million for the Predecessor period from March 25 to June 7, 2013, a decrease of $18 million, or 8.1%, period over period. Volume decreased 16.7% primarily in Venezuela, driven by raw material and packaging supply constraints, which were partially offset by increased volume as a result of local ketchup production and market expansion in Mexico. Pricing increased sales 13.6% primarily in Venezuela. Unfavorable foreign exchange translation rates primarily in Brazil decreased sales by 5.0%.

Gross profit was $67 million for the three months ended June 29, 2014 compared with $11 million for the Successor period from March 25 to June 23, 2013, and $58 million for the Predecessor period from March 25 to June 7, 2013, a decrease of $2 million, or 3.1%, period over period, while gross profit margin increased to 33.5% from 31.8%. These increases are primarily related to lower cost of products sold as a result of the various restructuring and productivity initiatives undertaken in the prior year and the purchase accounting step up in inventory value of $2 million recorded in the Successor period March 25 to June 23, 2013, partially offset by higher cost of products sold associated with the amortization of the purchase accounting adjustments relative to customer related assets. Adjusted EBITDA was $30 million for the three months ended June 29, 2014 compared with $5 million for the

Successor period from March 25 to June 23, 2013, and $21 million for the Predecessor period from March 25 to June 7, 2013, an increase of $5 million, or 18%, period over period, as the decrease in gross profit was more than offset by lower SG&A primarily related to prior year productivity initiatives.

RIMEA

Sales for RIMEA were $213 million for the three months ended June 29, 2014 compared with $48 million for the Successor period from March 25 to June 23, 2013, and $150 million for the Predecessor period from March 25 to June 7, 2013, an increase of $15 million, or 7.6%, period over period. Volume increased 11.0% as volume growth was realized across the segment. Pricing increased sales by 4.6%, largely due to increasing commodity prices in India and price increases on ketchup in the Middle East. Unfavorable foreign exchange translation rates decreased sales 8.1%.

Gross profit was $83 million for the three months ended June 29, 2014 compared with $11 million for the Successor period from March 25 to June 23, 2013, and $56 million for the Predecessor period from March 25 to June 7, 2013, an increase of $17 million, or 25.5%, period over period, and gross profit margin increased to 39.1% from 33.5%. The gross profit margin improvement was primarily due to lower cost of products sold as a result of the various restructuring and productivity initiatives undertaken in the prior year and the purchase accounting step up in inventory value of $8 million recorded in the Successor period March 25 to June 23, 2013, partially offset by higher cost of products sold associated with the amortization of the purchase accounting adjustments relative to customer related assets. Adjusted EBITDA was $45 million for the three months ended June 29, 2014 compared with $8 million for the Successor period from March 25 to June 23, 2013, and $24 million for the Predecessor period from March 25 to June 7, 2013, an increase of $13 million, or 43%, period over period, due to the increase in gross profit and lower SG&A primarily related to prior year productivity initiatives.

SIX MONTHS ENDED JUNE 29, 2014 (SUCCESSOR), PERIOD FROM FEBRUARY 8 - JUNE 23, 2013 (SUCCESSOR), AND PERIOD FROM DECEMBER 24, 2012 - JUNE 7, 2013 (PREDECESSOR)

Results of Continuing Operations

Sales were $5.53 billion for the six months ended June 29, 2014, compared with $503 million for the Successor period from February 8 to June 23, 2013, and $5.20 billion for the Predecessor period from December 24, 2012 to June 7, 2013, a decrease of $179 million, or 3.1%, period over period. Sales decreased 0.2% due to divestitures. Volume decreased 3.0% primarily due to frozen meals and snacks category softness and product rationalization in U.S. Consumer Products, a soft soup category in the U.K., and raw material and packaging supply constraints in Venezuela. Net pricing increased sales by 1.7%, driven by a favorable product mix and reduced trade promotions in US Foodservice, and price increases in Venezuela, Indonesia, China and India, partially offset by increased promotional activity in US Consumer Products, the U.K. and Italy. Unfavorable foreign exchange translation rates decreased sales by 1.6%.

Gross profit was $1.84 billion for the six months ended June 29, 2014, compared with $53 million for the Successor period from February 8 to June 23, 2013, and $1.89 billion for the Predecessor period from December 24, 2012 to June 7, 2013, a decrease of $101 million, or 5.2%, period over period, while gross profit margin decreased to 33.2% from 34.0%. The Successor period February 8 to June 29, 2014 included a non-cash impairment charge of $62 million on its indefinite lived trademarks, primarily in its North American frozen meals and snacks business due to continued category softness driving lower than anticipated sales. This impairment was recorded in the non-operating segment. The first six months of 2014 included charges in cost of products sold for restructuring and productivity initiatives of $225 million (which are recorded in the non-operating segment) and incremental amortization of $36 million following the step-up in basis of definite-lived tangible and intangible assets due to purchase accounting adjustments. In addition, it included incremental costs totaling $22 million, primarily for additional warehousing and other logistics costs incurred related to the U.S. SAP go-live, along with equipment relocation charges and consulting and advisory charges not specifically related to restructuring activities (which are recorded in the non-operating segment). The Successor period February 8 to June 23, 2013, incurred higher cost of products sold associated with the purchase accounting step up in inventory value of $124 million. Gross profit in the current year was positively impacted by reduced costs of product sold as a result of restructuring and productivity initiatives undertaken in the prior year.

SG&A were $1.03 billion for the six months ended June 29, 2014, compared with $109 million for the Successor period from February 8 to June 23, 2013, and $1.13 billion for the Predecessor period from December 24, 2012 to June 7, 2013, a decrease of $202 million, or 16.4%, period over period, and decreased as a percentage of sales to 18.7% from 21.6% period over period. The first six months of 2014 included charges for restructuring and productivity initiatives of $32 million (which are recorded in the non-operating segment). In addition, it included incremental costs totaling $12 million, primarily for additional warehousing and other logistics costs incurred related to the U.S. SAP go-live (which are recorded in the non-operating segment). The remaining decrease in SG&A is attributable to lower fixed selling and distribution and general and administrative expense primarily resulting from prior year restructuring and productivity related initiatives and lower marketing expense.

Merger related costs in the Successor period from March 25 to June 23, 2013 were $56 million consisting primarily of advisory fees, legal, accounting and other professional costs. In the Predecessor period, Merger related costs of $157 million include $48 million resulting from the acceleration of stock options, restricted stock units and other compensation plans pursuant to the existing change in control provisions of those plans, and $109 million of professional fees.

Net interest expense was $324 million for the six months ended June 29, 2014, compared with $56 million for the Successor period from February 8 to June 23, 2013, and $120 million for the Predecessor period from December 24, 2012 to June 7, 2013, an increase of $148 million, reflecting higher average debt balances resulting from the Merger.

Prior to the Merger, Merger Subsidiary entered into interest rate swap agreements to mitigate exposure to variable rate debt that was raised to finance the acquisition. These agreements were not designated as hedging instruments prior to the Merger date, and as such, we recorded a gain of $118 million in the Successor period from March 25 to June 23, 2013 due to changes in fair value of these instruments, and separately reflected the gain in the accompanying statement of operations. As a result of the Merger and the transactions entered into in connection therewith, we have assumed the liabilities and obligations of Merger Subsidiary.

Other expense, net, was $64 million for the six months ended June 29, 2014, compared $2 million for the Successor period from February 8 to June 23, 2013, and $183 million for the Predecessor period from December 24, 2012 to June 7, 2013, a decrease of $121 million. The decrease is primarily related to the costs for early extinguishment of debt ($129 million) related to the Merger and a $43 million charge in relation to the currency devaluation in Venezuela in the Predecessor period, partially offset by $50 million of currency losses in the six months ended June 29, 2014, including $21 million realized in Venezuela (see Note 17), and $15 million in relation to net payments made on the cross currency swaps (see Note 16).

Tax expense was $85 million or 20.3% of pretax income for the six months ended June 29, 2014, compared with a tax benefit of $11 million or 21.3% of pretax loss for the Successor period from February 8 to June 23, 2013, and tax expense of $160 million or 53.1% of pretax income for the Predecessor period from December 24, 2012 to June 7, 2013. The Predecessor period effective tax rate is higher than the current and Successor periods effective tax rates primarily due to significant repatriation costs incurred as a result of distributions of foreign earnings during the Predecessor period. Both the Predecessor and prior year Successor periods included nondeductible transaction costs which increased the effective tax rate in comparison with the current period. The current period also benefits from a favorable income mix driven by restructuring and impairment charges.

The net income from continuing operations attributable to H. J. Heinz Corporation II was $322 million for the six months ended June 29, 2014, compared with a net loss from continuing operations of $41 million for the Successor period from February 8 to June 23, 2013, and net income from continuing operations of $135 million for the Predecessor period from December 24, 2012 to June 7, 2013, an increase of $228 million.

Adjusted EBITDA was $1.38 billion for the six months ended June 29, 2014, compared with $84 million for the Successor period from February 8 to June 23, 2013, and $946 million for the Predecessor period from December 24, 2012 to June 7, 2013, an increase of $351 million, or 34%, primarily reflecting the reduction in cost of products sold and SG&A due to efficiencies driven by prior year productivity initiatives.

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

North America

Sales for the North America segment were $2.13 billion for the six months ended June 29, 2014, compared with $174 million for the Successor period from February 8 to June 23, 2013, and $2.09 billion for the Predecessor period from December 24, 2012 to June 7, 2013, a decrease of $129 million, or 5.7%, period over period. Volume was down 4.9% primarily due to frozen meals and snacks category softness and product rationalization in U.S. Consumer Products. Higher net price of 0.4% reflects favorable product mix and reduced trade promotions in US Foodservice, and reduced trade promotions in Canada, offset by an increase in such activities in U.S. Consumer Products. Unfavorable Canadian exchange translation rates decreased sales 1.2%.

Gross profit was $871 million for the six months ended June 29, 2014, compared with $3 million for the Successor period from February 8 to June 23, 2013, and $800 million for the Predecessor period from December 24, 2012 to June 7, 2013, an increase of $68 million, or 8.5%, period over period, and gross profit margin increased to 40.7% from 35.4%. These increases are primarily related to lower cost of products sold as a result of the various restructuring and productivity initiatives undertaken in the prior year and the purchase accounting step up in inventory value of $58 million recorded in the Successor period February 8 to June 23, 2013, partially offset by lower volumes noted above and higher cost of products sold associated with the amortization of the purchase accounting adjustments relative to customer related assets. Adjusted EBITDA was $655 million for the six months ended June 29, 2014, compared with $33 million for the Successor period from February 8 to June 23, 2013, and $517 million for the Predecessor period from December 24, 2012 to June 7, 2013, an increase of $105 million, or 19%, reflecting increase in gross profit noted above and lower SG&A primarily related to reduced costs related to workforce reductions and lower marketing spend.

Europe

Sales for Heinz Europe were $1.53 billion for the six months ended June 29, 2014, compared with $122 million for the Successor period from February 8 to June 23, 2013, and $1.37 billion for the Predecessor period from December 24, 2012 to June 7, 2013, an increase of $42 million, or 2.8%, period over period. The divestiture of a small soup business in Germany decreased sales 0.8%. Volume was down 2.7% due primarily to soft soup category sales in the U.K. and infant food in Italy, and, to a lesser extent, increased competition in the Benelux countries, partially offset by strong market performance in Sweden and France. Net pricing increased 0.1% due to higher pricing in the Benelux countries and Eastern Europe partially offset by reduced pricing attributable to increased trade spend in Italy to counteract category softness. Favorable exchange translation rates increased sales 6.2%.

Gross profit was $650 million for the six months ended June 29, 2014, compared with $14 million for the Successor period from February 8 to June 23, 2013, and $519 million for the Predecessor period from December 24, 2012 to June 7, 2013, an increase of $117 million, or 22.0%, period over period, while the gross profit margin increased to 42.5% from 35.8%. These increases are primarily related to lower cost of products sold as a result of the various restructuring and productivity initiatives undertaken in the prior year and the purchase accounting step up in inventory value of $34 million recorded in the Successor period February 8 to June 23, 2013, partially offset by higher cost of products sold associated with the amortization of the purchase accounting adjustments relative to customer related assets and lower volume. Adjusted EBITDA was $452 million for the six months ended June 29, 2014, compared with $27 million for the Successor period from February 8 to June 23, 2013, and $292 million for the Predecessor period from December 24, 2012 to June 7, 2013, an increase of $133 million, or 42%, reflecting the increase in gross profit and lower SG&A primarily related to prior year productivity initiatives.

Asia/Pacific

Heinz Asia/Pacific sales were $1.08 billion for the six months ended June 29, 2014, compared with $121 million for the Successor period from February 8 to June 23, 2013, and $1.02 billion for the Predecessor period from December 24, 2012 to June 7, 2013, a decrease of $69 million, or 6.0%, period over period. Volume decreased 0.2% primarily as a result of category softness in ambient juice and other ambient drinks in Australia and promotional timing across multiple categories in New Zealand, largely offset by increased sales in Indonesia as a result of holiday timing. Pricing increased 2.2%, due to increased pricing in Indonesia and China, partially offset by increased promotional activity in both Australia and New Zealand. Unfavorable foreign exchange translation rates primarily in Australia, Japan and Indonesia, decreased sales by 8.0%.

Gross profit was $339 million for the six months ended June 29, 2014, compared with $16 million for the Successor period from February 8 to June 23, 2013, and $328 million for the Predecessor period from December 24, 2012 to June 7, 2013, a decrease of $6 million, or 1.6%, period over period, while the gross profit margin increased to 31.5% from 30.1%. These increases are primarily related to lower cost of products sold as a result of the various restructuring and productivity initiatives undertaken in the prior year and the purchase accounting step up in inventory value of $21 million recorded in the Successor period February 8 to June 23, 2013, partially offset by higher cost of products sold associated with the amortization of the purchase accounting adjustments relative to customer related assets. Adjusted EBITDA was $180 million for the six months ended June 29, 2014, compared with $16 million for the Successor period from February 8 to June 23, 2013, and $137 million for the Predecessor period from December 24, 2012 to June 7, 2013, an increase of $27 million, or 18%, as the decrease in gross profit was more than offset by lower SG&A primarily related to prior year productivity initiatives.

Latin America

Sales for the Latin America segment were $399 million for the six months ended June 29, 2014, compared with $39 million for the Successor period from February 8 to June 23, 2013, and $390 million for the Predecessor period from December 24, 2012 to June 7, 2013, a decrease of $30 million, or 7.0%, period over period. Volume decreased 11.1% as decreases in Venezuela, driven by raw material and packaging supply constraints, and Brazil, driven by increased competitive pressure primarily in fruits and vegetables, which were partially offset by increased ketchup volume and market expansion in Mexico. Pricing increased sales 10.4% primarily in Venezuela. Unfavorable foreign exchange translation rates primarily in Brazil decreased sales by 6.2%.

Gross profit was $136 million for the six months ended June 29, 2014, compared with $11 million for the Successor period from February 8 to June 23, 2013, and $122 million for the Predecessor period from December 24, 2012 to June 7, 2013, an increase of $2 million, or 1.9%, period over period, and gross profit margin increased to 34.1% from 31.1%. These increases are primarily related to lower cost of products sold as a result of the various restructuring and productivity initiatives undertaken in the prior year and the purchase accounting step up in inventory value of $2 million recorded in the Successor period February 8 to June 23, 2013, partially offset by higher cost of products sold associated with the amortization of the purchase accounting adjustments relative to customer related assets. Adjusted EBITDA was $62 million for the six months ended June 29, 2014, compared with $5 million for the Successor period from February 8 to June 23, 2013, and $38 million for the Predecessor period from December 24, 2012 to June 7, 2013, an increase of $19 million, or 45%, reflecting the increase in gross profit and lower SG&A resulting from the prior year restructuring and productivity initiatives, primarily in Venezuela.

RIMEA

Sales for RIMEA were $391 million for the six months ended June 29, 2014, compared with $48 million for the Successor period from February 8 to June 23, 2013, and $335 million for the Predecessor period from December 24, 2012 to June 7, 2013, an increase of $7 million, or 1.9%, period over period. Volume increased 7.2% as volume growth was realized across the segment with the exception of India which experienced volume declines primarily as a result of softness in the healthy beverages category and loss of market share. Pricing increased sales by 4.8%, largely due to increasing commodity prices in India and price increases on ketchup in the Middle East. Unfavorable foreign exchange translation rates decreased sales 10.1%.

Gross profit was $149 million for the six months ended June 29, 2014, compared with $11 million for the Successor period from February 8 to June 23, 2013, and $123 million for the Predecessor period from December 24, 2012 to June 7, 2013, an increase of $16 million, or 11.6%, period over period, and gross profit margin increased to 38.2% from 34.9%. These increases are primarily related to lower cost of products sold as a result of the various restructuring and productivity initiatives undertaken in the prior year and the purchase accounting step up in inventory value of $8 million recorded in the Successor period February 8 to June 23, 2013, partially offset by higher cost of products sold associated with the amortization of the purchase accounting adjustments relative to customer related assets. Adjusted EBITDA was $73 million for the six months ended June 29, 2014, compared with $8 million for the Successor period from February 8 to June 23, 2013, and $48 million for the Predecessor period from December 24, 2012 to June 7, 2013, an increase of $18 million, or 32%, primarily reflecting lower SG&A costs in Russia and India.

Liquidity and Financial Position

In connection with the Merger, the cash consideration was funded from equity contributions from the Sponsors and cash of the Company, as well as proceeds received by Merger Subsidiary in connection with the following debt financing pursuant to the Senior Credit Facilities and the Exchange Notes:

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

•	$3.1 billion of 4.25% Exchange Notes.

Cash provided by operating activities was $847 million for the six months ended June 29, 2014, compared to cash used for operating activities of $118 million for the Successor period February 8 to June 23, 2013 and cash provided by operating activities of $668 million for the Predecessor period December 24, 2012 to June 7, 2013. The increase primarily reflects operating losses in the transition period resulting from merger and restructuring related costs and charges incurred on the early extinguishment of debt as well as a reduction in cash taxes paid during 2014. In addition favorable movements in accounts payable were offset by increased pension contributions and unfavorable movements in other current assets and liabilities. Cash used in the current year in relation to productivity and restructuring initiatives totaled $128 million.

Cash used for investing activities totaled $115 million for the six months ended June 29, 2014, compared to $22.0 billion for the Successor period February 8 - June 23, 2013, which included the merger consideration, net of cash on hand, of $21.5 billion, and $513 million of cash paid into escrow in anticipation of the repayment of certain of the Predecessor's outstanding short term debt in July 2013, and $258 million for the Predecessor period December 24, 2012 - June 7, 2013. Other than the merger consideration, the decline is due to reduced capital expenditures and increased proceeds from disposals of property, plant and equipment.

Cash used for financing activities totaled $410 million for the six months ended June 29, 2014, compared to cash provided by financing activities of $25.4 billion for the Successor period February 8 - June 23, 2013 and cash used for financing activities of $481 million in the Predecessor period December 24, 2012 - June 7, 2013. The merger was funded by equity contributions from the Sponsors totaling $16.5 billion as well as proceeds of approximately $11.5 billion under Senior Credit Facilities (of which $9.5 billion was drawn at the close of the transaction), and $3.1 billion upon the issuance of the Exchange Notes. The Company used such proceeds, which was partially offset by $320.8 million of debt issuance costs, to repay $3.4 billion of the Predecessor's outstanding short and long term debt and associated hedge contracts, as well as decreases in net proceeds on commercial paper and short term debt in the prior year.

At June 29, 2014, the Company had total debt of $14.7 billion and cash and cash equivalents of $2.8 billion.

Prior to the Merger, our intent was to reinvest the accumulated earnings of our foreign subsidiaries in our international operations, except where remittance could be made tax free in certain situations, and our plans did not demonstrate a need to repatriate them to fund our U.S. cash requirements. Accordingly, a liability for the related deferred income taxes was not reflected in the Company's financial statements. While we continue to expect to reinvest a substantial portion of the future earnings of our foreign subsidiaries in our international operations, as of the Merger date we determined that a portion of our accumulated unremitted foreign earnings were likely to be needed to meet U.S. cash needs. For the portion of unremitted foreign earnings determined not to be permanently reinvested as of June 29, 2014, a deferred tax liability of approximately $215 million is currently recorded. The Company currently anticipates repatriating a substantial portion of the accumulated unremitted earnings which are no longer permanently reinvested during 2014 resulting in the utilization of the majority of its foreign tax credit carryforwards. The Company’s 2013 and 2014 repatriation plans have provided access to international cash which is expected to meet the U.S. cash requirements for the foreseeable future.

Berkshire Hathaway has an $8.0 billion preferred stock investment in Parent which requires a 9.0% annual dividend to be paid quarterly in cash or in-kind.  The Company made distributions totaling $360 million in cash to Hawk Acquisition Intermediate Corporation I (the immediate parent of Holdings) during the six months ended June 29, 2014, and expects to continue to make quarterly cash distributions to fund this dividend.

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

Venezuela- Foreign Currency and Inflation

We apply highly inflationary accounting to our business in Venezuela. Under highly inflationary accounting, the financial statements of our Venezuelan subsidiary are remeasured into our reporting currency (U.S. dollars), based on the exchange rate at which we expect to remit dividends in U.S. dollar (which we currently determine to be the official exchange rate of 6.30 BsF/US$). Exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than accumulated other comprehensive loss on the balance sheet, until such time as the economy is no longer considered highly inflationary. The impact of applying highly inflationary accounting for Venezuela on our consolidated financial statements is therefore dependent upon movements in the official exchange rate between the Venezuelan bolivar fuerte and the U.S. dollar.

On February 8, 2013, the Venezuelan government announced the devaluation of its currency relative to the U.S. dollar, changing the official exchange rate from 4.30 to 6.30. As a result, the Company recorded a $43 million pre-tax currency translation loss, which was reflected within other expense, net, on the condensed consolidated statement of operations in the first quarter of 2013.
In March 2013, the Venezuelan government announced the creation of a new foreign exchange mechanism called the Complimentary System of Foreign Currency Acquirement (or SICAD, which stands for Sistema Complimentario de Administración de Divisas). It operates similar to an auction system and allows entities in specific sectors to bid for U.S. dollar to be used for specified import transactions. In January 2014, the government in Venezuela announced certain changes to the regulations governing the currency exchange market. The current official exchange rate remains applicable to import activities related to certain necessities, including food products. In February 2014, the Venezuelan government established a new foreign exchange market mechanism (SICAD II), which became effective on March 24, 2014 and may be the market through which U.S. dollars will be obtained for the remittance of dividends. This market has significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms.  Between March 24, 2014 and June 29, 2014 the published weighted average daily exchange rate was between 49.02 bolivars per USD and 51.86 bolivars per USD. The Company has had limited access to the SICAD II market mechanism and has converted 150.2 million bolivars into $2.9 million USD, recognizing a $21.0 million transactional currency loss which has been recorded in other expense, net, in the condensed consolidated statements of operations for the second quarter and six months ended June 29, 2014. The Company has also had access to, and had settlements at, the current official rate in this period and has outstanding requests for settlement at the official rate. Management continues to believe the official rate is legally available and appropriate for the Company's operations in Venezuela.  While there is considerable uncertainty with respect to the actual rates to be realized in the circumstances, as of June 29, 2014 we continue to believe it is appropriate to remeasure our Venezuelan monetary assets and liabilities at the official rate of 6.30 bolivars per U.S. dollar. The amount of net monetary assets and liabilities included in our Venezuelan subsidiary’s balance sheet was $103.0 million at June 29, 2014.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. In addition, the Company has purchase obligations for materials, supplies, services, and property, plant and equipment as part of the ordinary conduct of business. A few of these obligations are long-term and are based on minimum purchase requirements. Certain purchase obligations contain variable pricing components, and, as a result, actual cash payments are expected to fluctuate based on changes in these variable components. Due to the proprietary nature of some of the Company's materials and processes, certain supply contracts contain penalty provisions for early terminations. The Company does not believe that a material amount of penalties are reasonably likely to be incurred under these contracts based upon historical experience and current expectations. There have been no material changes to contractual obligations during the three months ended June 29, 2014. For additional information, refer to Company's Registration Statement on Form S-4 which became effective May 7, 2014.

As of the end of the second quarter of 2014, the total amount of gross unrecognized tax benefits for uncertain tax positions, including an accrual of related interest and penalties along with positions only impacting the timing of tax benefits, was approximately $57.2 million. The timing of payments will depend on the progress of examinations with tax authorities. The Company does not expect a significant tax payment related to these obligations within the next year. The Company is unable to make a reasonably reliable estimate as to when cash settlements with taxing authorities may occur.

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

We believe that EBITDA and Adjusted EBITDA are useful to investors, analysts and other external users of our condensed consolidated financial statements because they are widely used by investors to measure operating performance without regard to items such as income taxes, net interest expense, depreciation and amortization, non-cash stock compensation expense and other one-time items, which can vary substantially from company to company depending upon accounting methods and book value of assets, financing methods, capital structure and the method by which assets were acquired.

Because of their limitations, neither EBITDA nor Adjusted EBITDA should be considered as a measure of discretionary cash available to us to reinvest in the growth of our business or as a measure of cash that will be available to us to meet our obligations. Additionally, our presentation of Adjusted EBITDA is different than Adjusted EBITDA as defined in our debt agreements.

	Successor		Predecessor
	March 31 - June 29, 2014	March 25 - June 23, 2013	March 25 - June 7, 2013
	(13 weeks)	(2 weeks)	(11 weeks)
	(Unaudited)
	(In thousands)
Income/(loss) from continuing operations, net of tax	$134,521	$(41,137)	$(74,686)
Interest expense, net	161,341	56,478	55,427
Provision for/(benefit from) income taxes	34,011	(11,127)	98,503
Depreciation, including accelerated depreciation for restructuring	136,507	12,838	67,470
Amortization	25,535	1,485	10,620
EBITDA	$491,915	$18,537	$157,334

Amortization of inventory step-up	—	124,105	—
Merger related costs	—	55,993	144,169
Severance related costs	29,610	2,585	1,866
Asset write-offs	3,430	—	—
Other exit and implementation restructuring costs	25,142	—	3,659
Loss from extinguishment of debt	—	—	129,367
Unrealized gain on derivative instruments	—	(117,934)	—
Other special items	37,571	1,900	(11,908)
Other expense/(income), net (excluding amortization)	42,590	(718)	(4,943)
Stock based compensation	766	—	8,449
Impairment loss on indefinite-lived trademarks	61,774	—	—
Adjusted EBITDA	$692,798	$84,468	$427,993

	Successor		Predecessor
	December 30, 2013 - June 29, 2014	February 8 - June 23, 2013	December 24, 2012 - June 7, 2013
	(26 weeks)	(2 weeks)	(24 weeks)
	(Unaudited)
	(In thousands)
Income/(loss) from continuing operations, net of tax	$333,005	$(41,137)	$141,350
Interest expense, net	324,467	56,478	120,200
Provision for/(benefit from) income taxes	84,624	(11,127)	160,166
Depreciation, including accelerated depreciation for restructuring	283,727	12,838	143,516
Amortization	49,643	1,485	21,044
EBITDA	$1,075,466	$18,537	$586,276

Amortization of inventory step-up	—	124,105	—
Merger related costs	—	55,993	157,002
Severance related costs	83,697	2,585	1,866
Asset write-offs	10,289	—	—
Other exit and implementation restructuring costs	38,368	—	3,659
Loss from extinguishment of debt	—	—	129,367
Unrealized gain on derivative instruments	—	(117,934)	—
Other special items	46,042	1,900	(11,908)
Foodstar earn-out	—	—	12,081
Other expense/(income), net (excluding amortization)	63,791	(718)	49,446
Stock based compensation	2,184	—	18,520
Impairment loss on indefinite-lived trademarks	61,774	—	—
Adjusted EBITDA	$1,381,611	$84,468	$946,309

Adjusted EBITDA in the three and six months ended June 29, 2014, increased $180 million or 35%, to $693 million, and $351 million or 34% to $1.38 billion, respectively, primarily reflecting the reduction in cost of products sold and SG&A due to efficiencies driven by prior year productivity initiatives.

Discussion of Significant Accounting Estimates
In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with GAAP. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company addresses in its Annual Report for the transition period ended December 29, 2013 included in the Registration Statement on Form S-4, which became effective May 7, 2014, its most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. No changes to such policies as discussed in the Registration Statement have occurred as of June 29, 2014.

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

•
the ability to further penetrate and grow and the risk of doing business in international markets, particularly our emerging markets, economic or political instability in those markets, strikes, nationalization, and the performance of business in hyperinflationary environments, in each case, such as Venezuela; and the uncertain global macroeconomic environment and sovereign debt issues, particularly in Europe,

•
political or social unrest, economic instability, as well as tensions, conflict or war in a specific country or region, such as the recent events in the Ukraine, the increasingly hostile relations between Russia and the Ukraine and the sanctions imposed against Russia by the U.S. and Europe, and by Russia against the U.S. and European countries, which could have an adverse impact on our business,

•	changes in estimates in critical accounting judgments and changes in laws and regulations, including tax laws,

•
not meeting expectations of future growth rates or significant changes in specific valuation factors outside of our control, such as discount rates, leading to the possibility of one or more trademarks becoming impaired in the future,

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
There have been no material changes in the Company’s market risk during the six months ended June 29, 2014. For additional information, refer to the Company's Annual Report on Form 10-KT for the transition period ended December 29, 2013 included in the Registration Statement on Form S-4, which became effective May 7, 2014.

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

(b) Changes in Internal Control over Financial Reporting

During the six months ended June 29, 2014, the Company continued its implementation of SAP software across operations in the U.S and Russia. As appropriate, the Company is modifying the design and documentation of internal control processes and procedures relating to the new systems to simplify and harmonize existing internal control over financial reporting. There were no additional changes in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 5.	Other Information
Nothing to report under this item.

Item 6.	Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K are listed below. Documents not designated as being incorporated herein by reference are filed herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.

3(i)	Amendment of Certificate of Incorporation of Hawk Acquisition Intermediate Corporation II, reflecting change of name to H. J. Heinz Corporation II, effective August 1, 2014.
3(ii)	Bylaws of H. J. Heinz Corporation II effective February 8, 2013 are incorporated herein by reference to Exhibit 3 (iv) of the Company's S-4 Registration Statement effective May 7, 2014.
31(a)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32(a)	18 U.S.C. Section 1350 Certification by the Chief Executive Officer.
32(b)	18 U.S.C. Section 1350 Certification by the Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.LAB	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H. J. HEINZ CORPORATION II
(Registrant)
Date:	August 12, 2014
		By:	/s/ Paulo Basilio
Paulo Basilio
Chief Financial Officer
(Principal Financial Officer)

Date:	August 12, 2014
		By:	/s/ Robert Bonacci
Robert Bonacci
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX
DESCRIPTION OF EXHIBIT
Exhibits required to be filed by Item 601 of Regulation S-K are listed below. Documents not designated as being incorporated herein by reference are filed herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.

3(i)	Amendment of Certificate of Incorporation of Hawk Acquisition Intermediate Corporation II, reflecting change of name to H. J. Heinz Corporation II, effective August 1, 2014.
3(ii)	Bylaws of H. J. Heinz Corporation II effective February 8, 2013 are incorporated herein by reference to Exhibit 3 (iv) of the Company's S-4 Registration Statement effective May 7, 2014.
31(a)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32(a)	18 U.S.C. Section 1350 Certification by the Chief Executive Officer.
32(b)	18 U.S.C. Section 1350 Certification by the Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.LAB	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document