Form 10-Q
period 2014-09-28
H. J. Heinz Corp II
filed 2014-11-07
CIK 1600508

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No X
The number of shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding as of September 28, 2014 was 1,000 shares.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

H. J. HEINZ CORPORATION II AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor
	June 30 - September 28, 2014	June 24 - September 22, 2013
	(13 weeks)	(13 weeks)
	(Unaudited)
	(In thousands)
Sales	$2,593,885	$2,646,577
Cost of products sold	1,677,862	1,986,414
Gross profit	916,023	660,163
Selling, general and administrative expenses	506,896	571,859
Merger related costs	—	97,798
Operating income/(loss)	409,127	(9,494)
Interest income	9,198	6,250
Interest expense	166,667	167,161
Other expense, net	(37,450)	(9,819)
Income/(loss) from continuing operations before income taxes	214,208	(180,224)
Provision for/(benefit from) income taxes	40,227	(175,729)
Income/(loss) from continuing operations	173,981	(4,495)
Loss from discontinued operations, net of tax	—	(4,909)
Net income/(loss)	173,981	(9,404)
Less: Net income attributable to the noncontrolling interest	2,363	2,363
Net income/(loss) attributable to H. J. Heinz Corporation II	$171,618	$(11,767)
Amounts attributable to H. J. Heinz Corporation II common shareholders:
Income/(loss) from continuing operations, net of tax	171,618	(6,858)
Loss from discontinued operations, net of tax	—	(4,909)
Net income/(loss)	$171,618	$(11,767)

See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ CORPORATION II AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
	December 30, 2013 - September 28, 2014	February 8 - September 22, 2013	December 24, 2012 - June 7, 2013
	(39 weeks)	(15 weeks)	(24 weeks)
	(Unaudited)
	(In thousands)
Sales	$8,122,481	$3,150,003	$5,203,698
Cost of products sold	5,368,258	2,437,138	3,316,896
Gross profit	2,754,223	712,865	1,886,802
Selling, general and administrative expenses	1,539,209	680,598	1,125,466
Merger related costs	—	153,791	157,002
Operating income/(loss)	1,215,014	(121,524)	604,334
Interest income	21,665	7,260	10,213
Interest expense	503,601	227,230	130,413
Unrealized gain on derivative instruments	—	117,934	—
Other expense, net	(101,241)	(8,928)	(182,618)
Income/(loss) from continuing operations before income taxes	631,837	(232,488)	301,516
Provision for/(benefit from) income taxes	124,851	(186,856)	160,166
Income/(loss) from continuing operations	506,986	(45,632)	141,350
Loss from discontinued operations, net of tax	—	(4,909)	(39,663)
Net income/(loss)	506,986	(50,541)	101,687
Less: Net income attributable to the noncontrolling interest	13,449	2,370	6,685
Net income/(loss) attributable to H. J. Heinz Corporation II	$493,537	$(52,911)	$95,002
Amounts attributable to H. J. Heinz Corporation II common shareholders:
Income/(loss) from continuing operations, net of tax	493,537	(48,002)	$134,665
Loss from discontinued operations, net of tax	—	(4,909)	(39,663)
Net income/(loss)	$493,537	$(52,911)	$95,002

See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ CORPORATION II AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Successor
	June 30 - September 28, 2014	June 24 - September 22, 2013
	(Unaudited)
	(In thousands)
Net income/(loss)	$173,981	$(9,404)
Other comprehensive (loss)/income, net of tax:
Foreign currency translation adjustments	(444,255)	288,007
Net pension and post retirement benefit losses	(25,481)	—
Reclassification of net pension and post-retirement benefit gains to net income	(986)	—
Net deferred gains/(losses) on derivatives from periodic revaluations	23,099	(3,323)
Net deferred losses/(gains) on derivatives reclassified to earnings	3,865	(1,219)
Total comprehensive (loss)/income	(269,777)	274,061
Comprehensive income attributable to the noncontrolling interest	1,796	7,785
Comprehensive (loss)/income attributable to H. J. Heinz Corporation II	$(267,981)	$281,846

See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ CORPORATION II AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Nine Months Ended
	Successor		Predecessor
	December 30, 2013 - September 28, 2014	February 8 - September 22, 2013	December 24, 2012 - June 7, 2013
	(Unaudited)
	(In thousands)
Net income/(loss)	$506,986	$(50,541)	$101,687
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(309,312)	120,521	(236,495)
Net pension and post retirement benefit losses	(53,366)	—	(189,294)
Reclassification of net pension and post-retirement benefit (gains)/losses to net income	(2,965)	—	26,867
Net deferred (losses)/gains on derivatives from periodic revaluations	(136,221)	103,979	(4,978)
Net deferred (gains)/losses on derivatives reclassified to earnings	(193)	(1,219)	22,674
Total comprehensive income/(loss)	4,929	172,740	(279,539)
Comprehensive (loss)/income attributable to the noncontrolling interest	(11,906)	13,451	(1,635)
Comprehensive (loss)/income attributable to H. J. Heinz Corporation II	$(6,977)	$186,191	$(281,174)

See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ CORPORATION II AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Successor
	September 28, 2014	December 29, 2013
	(Unaudited)
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$2,854,109	$2,458,992
Trade receivables, net	812,038	1,099,655
Other receivables, net	320,513	244,528
Inventories:
Finished goods and work-in-process	1,185,658	1,138,373
Packaging material and ingredients	226,652	297,023
Total inventories	1,412,310	1,435,396
Prepaid expenses	150,743	145,096
Other current assets	86,265	60,458
Total current assets	5,635,978	5,444,125
Property, plant and equipment	2,833,856	2,829,491
Less accumulated depreciation	432,154	165,999
Total property, plant and equipment, net	2,401,702	2,663,492
Goodwill	15,167,591	15,070,062
Trademarks, net	11,776,307	12,130,873
Other intangibles, net	1,906,351	2,358,781
Other non-current assets	1,167,487	1,305,015
Total other non-current assets	30,017,736	30,864,731
Total assets	$38,055,416	$38,972,348

See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ CORPORATION II AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Successor
	September 28, 2014	December 29, 2013
	(Unaudited)
	(In thousands)
Liabilities and Equity
Current Liabilities:
Short-term debt	$904	$143,689
Portion of long-term debt due within one year	108,538	107,765
Trade payables	1,394,231	1,192,074
Other payables	117,446	148,193
Accrued interest	173,981	172,340
Accrued trade promotions and marketing	329,673	370,329
Other accrued liabilities	514,562	588,281
Income taxes	265,987	202,188
Total current liabilities	2,905,322	2,924,859
Long-term debt	14,530,430	14,617,646
Deferred income taxes	3,954,374	4,160,903
Non-pension postretirement benefits	191,386	196,372
Other non-current liabilities	457,321	529,425
Total long-term liabilities	19,133,511	19,504,346
Redeemable noncontrolling interest	29,315	29,885
Equity:
Capital stock	16,016,516	16,140,000
Additional capital	11,950	1,427
Accumulated deficit	—	(77,021)
Accumulated other comprehensive (loss)/income	(267,504)	233,010
Total H. J. Heinz Corporation II shareholder equity	15,760,962	16,297,416
Noncontrolling interest	226,306	215,842
Total equity	15,987,268	16,513,258
Total liabilities and equity	$38,055,416	$38,972,348

See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ CORPORATION II AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
	December 30, 2013 - September 28, 2014	February 8 - September 22, 2013	December 24, 2012 - June 7, 2013
	(39 weeks)	(15 weeks)	(24 weeks)
	(Unaudited) (In thousands)
Cash Flows from Operating Activities:
Net income/(loss)	$506,986	$(50,541)	$101,687
Adjustments to reconcile net income to cash provided by/ (used for) operating activities:
Depreciation	354,298	85,110	143,516
Amortization	74,324	22,256	21,044
Amortization of deferred debt related costs	33,976	14,831	18,494
Inventory fair value step-up charged to cost of products sold	—	383,300	—
Deferred taxes	(139,607)	(166,666)	(47,655)
Net loss on divestitures	—	1,955	34,616
Pension contributions	(59,418)	(93,095)	(28,281)
Impairment loss on indefinite-lived trademarks	61,774	—	—
Unrealized gain on derivative instruments	—	(117,934)	—
Other items, net	113,284	(4,746)	71,496
Changes in current assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables (includes proceeds from securitization)	103,351	(6,209)	83,062
Inventories	(26,697)	71,552	46,306
Prepaid expenses and other current assets	(7,512)	21,085	16,368
Accounts payable	185,175	(166,055)	65,310
Accrued liabilities	(87,890)	(55,692)	124,006
Income taxes	220,237	(131,453)	17,582
Cash provided by/(used for) operating activities	1,332,281	(192,302)	667,551
Cash Flows from Investing Activities:
Capital expenditures	(247,450)	(71,135)	(291,417)
Proceeds from disposals of property, plant and equipment	42,066	292	2,579
Proceeds from divestitures	—	25,987	—
Acquisitions, net of cash received	—	(21,494,287)	—
Other items, net	(3,835)	(29,568)	30,683
Cash used for investing activities	(209,219)	(21,568,711)	(258,155)
Cash Flows from Financing Activities:
Payments on long-term debt	(74,597)	(2,645,906)	(449,847)
Proceeds from long-term debt	1,586	12,573,734	4,968
Debt issuance costs	—	(320,824)	—
Net (payments)/proceeds on commercial paper and short-term debt	(11,338)	(1,656,924)	297,215
Dividends	(540,000)	(180,000)	(331,654)
Exercise of stock options	—	—	19,387
Purchase of treasury stock	—	—	(17,762)
Capital contributions	—	16,500,000	—
Other items, net	13,794	26,073	(3,673)
Cash (used for)/provided by financing activities	(610,555)	24,296,153	(481,366)
Effect of exchange rate changes on cash and cash equivalents	(117,390)	(3,630)	(140,483)
Net increase/(decrease) in cash and cash equivalents	395,117	2,531,510	(212,453)
Cash and cash equivalents at beginning of period	2,458,992	—	2,282,420
Cash and cash equivalents at end of period	$2,854,109	$2,531,510	$2,069,967
See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ CORPORATION II AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

Organization

On August 1, 2014, the Company's Board of Directors approved a change to the Company's name from Hawk Acquisition Intermediate Corporation II to H. J. Heinz Corporation II.

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

The Company filed a Registration Statement on Form S-4 ("Registration Statement") for an exchange offer for the outstanding 4.25% Second Lien Senior Secured Notes due 2020, in the aggregate principal amount of $3.1 billion ("Exchange Notes"), which became effective May 7, 2014. The Exchange Notes are guaranteed fully and unconditionally, and jointly and severally, on a senior secured basis, subject to certain customary release provisions by Parent, Holdings and most of the Company's domestic subsidiaries, which guarantee our obligations under the Senior Credit Facilities (see Notes 13 and 18). As a result of the Registration Statement becoming effective on May 7, 2014, Holdings became the registrant within which Heinz is consolidated. Holdings has no operations and its Balance Sheet is comprised solely of its investment in Heinz and share capital owned by its parent, Hawk Acquisition Intermediate Corporation I.

Basis of Presentation

The Merger was accounted for as a business combination using the acquisition method of accounting in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification 805, Business Combinations. The Sponsors' cost of acquiring Heinz has been pushed down to establish a new accounting basis for the Company. Accordingly, the interim condensed consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the Merger. The Predecessor and Successor periods have been separated by a vertical line on the face of the condensed consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting. The accompanying prior year condensed consolidated statement of operations has been revised to conform to the current year presentation and to correctly classify amortization of debt issue costs in interest expense resulting in an increase in interest expense and a corresponding decrease in other expense, net in the amount of $12.3 million for the quarter ended September 22, 2013 and $14.8 million for the period from February 8, 2013 to September 22, 2013.

Successor - the condensed consolidated financial statements as of September 28, 2014, and for the period from February 8, 2013 through September 28, 2014. The accounts of Merger Subsidiary from inception on February 8, 2013 to the date of its merger into the Company on June 7, 2013 were included in the Successor period from June 8, 2013 to December 29, 2013 as presented in the Registration Statement on Form S-4 which became effective May 7, 2014. The activity in Merger Subsidiary for the period from February 8, 2013 to June 7, 2013 related primarily to the issuance of the Exchange Notes and recognition of associated issuance costs and interest expense. The cash from the Exchange Notes was invested in a money market account until the completion of the Merger on June 7, 2013.

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

Subsequent to December 29, 2013, the Company made measurement period adjustments to the preliminary purchase price allocation primarily reflecting (1) a decrease in indefinite-lived trademarks of approximately $492.9 million, (2) an increase in long term deferred income tax assets of $24.0 million, (3) a decrease in long term deferred tax liabilities of $165.8 million, (4) a reduction in current income taxes payable of $58.6 million and (5) an increase in goodwill of approximately $249.9 million. These measurement period adjustments were made to reflect facts and circumstances existing as of  the  acquisition  date, and did  not  result  from intervening events subsequent to the acquisition date. These adjustments did not have a significant impact  on  the Company’s previously reported consolidated financial statements and,  therefore,  the  Company has not retrospectively adjusted those financial statements.

The total non tax deductible goodwill relating to the Merger is $15.27 billion. The goodwill recognized relates principally to Heinz's established global organization, reputation and strategic positioning.

In the Successor period from February 8, 2013 to September 22, 2013, the Company incurred $153.8 million of Merger related costs, consisting mostly of professional fees. These amounts are separately reflected in Merger related costs in the accompanying condensed consolidated statement of operations.

In the Predecessor period from December 24, 2012 to June 7, 2013, the Company incurred $157.0 million of Merger related costs, including $48.1 million resulting from the acceleration of expense for stock options, restricted stock units and other compensation plans pursuant to the existing change in control provisions of those plans, and the remainder in professional fees. These amounts are separately reflected in Merger related costs in the accompanying condensed consolidated statements of operations for the Predecessor period. The Company also recorded a loss from the extinguishment of debt in the Predecessor periods presented of approximately $129.4 million for debt required to be repaid upon closing as a result of the change in control which is reflected in other expense, net, in the accompanying condensed consolidated statements of operations.

The following unaudited pro forma financial data summarizes the Company's results of operations as if the transaction had occurred as of April 30, 2012 (the beginning of the fiscal year ended April 29, 2013). The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had the Merger been consummated on April 30, 2012.

Third Quarter Ended
September 22, 2013
(In thousands)
Revenue	$2,646,577
Income from continuing operations attributable to H. J. Heinz Corporation II	$241,366

Nine Months Ended
September 22, 2013
(In thousands)
Revenue	$8,353,701
Income from continuing operations attributable to H. J. Heinz Corporation II	$464,840

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
The following tables present information about the Company’s reportable segments:

	Successor
	June 30 - September 28, 2014	June 24 - September 22, 2013
	(In thousands)
Net external sales:
North America	$982,162	$1,049,205
Europe	695,991	693,632
Asia/Pacific	475,674	532,185
Latin America	265,889	211,709
RIMEA	174,169	159,846
Consolidated Totals	$2,593,885	$2,646,577
Segment Adjusted EBITDA:
North America	$281,313	$261,238
Europe	205,408	143,656
Asia/Pacific	78,097	67,914
Latin America	69,566	29,988
RIMEA	29,132	19,551
Non-Operating	(17,067)	(25,383)
Adjusted EBITDA	646,449	496,964
Amortization of inventory step-up	—	259,195
Severance related costs(a)	29,059	64,915
Other restructuring costs(a)	10,617	2,444
Asset write-offs(a)	38,429	—
Other special items(b)	59,987	(10,937)
Merger related costs(c)	—	97,798
Depreciation, including accelerated depreciation for restructuring	70,571	72,272
Amortization	24,681	20,771
Interest expense, net	157,469	160,911
Stock based compensation	3,978	—
Other expense, net	37,450	9,819
Income/(loss) from continuing operations before income tax	$214,208	$(180,224)
______________________________________

(a)	See Note 5 for further details on restructuring and productivity initiatives.

(b)
Includes incremental costs primarily for additional warehousing and other logistics costs incurred related to the U.S. SAP go-live, which was launched in the second quarter of 2014, along with equipment relocation charges, severance and consulting and advisory charges not specifically related to restructuring activities and other items that management believes do not directly reflect our core operations.

(c)	See Note 2 for further details on Merger related costs.

	Successor		Predecessor
	December 30, 2013 - September 28, 2014	February 8 - September 22, 2013	December 24, 2012 - June 7, 2013
	(In thousands)
Net external sales:
North America	$3,116,979	$1,222,895	$2,090,049
Europe	2,224,828	815,483	1,365,438
Asia/Pacific	1,551,039	652,785	1,023,379
Latin America	664,875	250,948	389,561
RIMEA	564,760	207,892	335,271
Consolidated Totals	$8,122,481	$3,150,003	$5,203,698
Segment Adjusted EBITDA:
North America	$936,681	$294,634	$516,633
Europe	657,131	170,176	291,990
Asia/Pacific	258,078	84,372	137,292
Latin America	131,942	34,563	38,464
RIMEA	102,545	27,146	48,114
Non-Operating	(58,317)	(29,459)	(86,184)
Adjusted EBITDA	2,028,060	581,432	946,309
Amortization of inventory step-up	—	383,300	—
Severance related costs(a)	112,756	67,500	1,866
Other restructuring costs(a)	48,985	2,444	3,659
Asset write-offs(a)	48,718	—	—
Other special items(b)	106,029	(11,445)	(11,908)
Merger related costs(c)	—	153,791	157,002
Unrealized gain on derivative instruments	—	(117,934)	—
Loss from extinguishment of debt	—	—	129,367
Foodstar earn-out(d)	—	—	12,081
Depreciation, including accelerated depreciation for restructuring	354,298	85,110	143,516
Amortization	74,324	22,256	21,044
Stock based compensation	6,162	—	18,520
Interest expense, net	481,936	219,970	120,200
Other expense, net	101,241	8,928	49,446
Impairment loss on indefinite-lived trademarks(e)	61,774	—	—
Income/(loss) from continuing operations before income tax	$631,837	$(232,488)	$301,516
______________________________________

(a)	See Note 5 for further details on restructuring and productivity initiatives.

(b)
Includes incremental costs primarily for additional warehousing and other logistics costs incurred related to the U.S. SAP go-live, which was launched in the second quarter of 2014, along with equipment relocation charges, severance and consulting and advisory charges not specifically related to restructuring activities and other items that management believes do not directly reflect our core operations.

(c)	See Note 2 for further details on Merger related costs.

(d)	The Company renegotiated the terms of the Foodstar Holdings Pte earn-out resulting in a $12.1 million charge to SG&A in January 2013.

(e)	See Note 7 for further details on the impairment loss on indefinite-lived trademarks.

The Company’s revenues are generated via the sale of products in the following categories:

	Successor
	June 30 - September 28, 2014	June 24 - September 22, 2013
	(In thousands)
Ketchup and Sauces	$1,344,804	$1,319,400
Meals and Snacks	887,417	932,927
Infant/Nutrition	273,018	280,141
Other	88,646	114,109
Total	$2,593,885	$2,646,577

	Successor		Predecessor
	December 30, 2013 - September 28, 2014	February 8 - September 22, 2013	December 24, 2012 - June 7, 2013
	(In thousands)
Ketchup and Sauces	$4,087,500	$1,577,483	$2,433,468
Meals and Snacks	2,737,328	1,089,553	1,863,421
Infant/Nutrition	859,368	333,784	546,873
Other	438,285	149,183	359,936
Total	$8,122,481	$3,150,003	$5,203,698

(4)	Recently Issued Accounting Standards

In May 2014, the FASB announced the issuance of ASU 2014-09, which provides guidance for recognizing revenue from contracts with customers. The new guidance establishes a five-step model for recognizing revenue, which will supersede a number of existing revenue recognition requirements under U.S. GAAP, providing consistency across industries. The Company is required to adopt this standard for annual reporting periods beginning after December 15, 2016, and for interim and annual reporting periods thereafter. Earlier adoption is not permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

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

(5)	Restructuring and Productivity Initiatives

During the transition period and the first nine months of 2014, the Company invested in restructuring and productivity initiatives as part of its ongoing cost reduction efforts with the goal of driving efficiencies and creating fiscal resources that will be reinvested into the Company's business as well as to accelerate overall productivity on a global scale. As of September 28, 2014, these initiatives have resulted in the reduction of approximately 4,050 corporate and field positions across the Company's global business segments (excluding the factory closures noted below). With respect to these restructuring and productivity initiatives, the Company currently estimates it will incur total charges of approximately $300 million related to severance benefits and other severance-related expenses, of which $289 million has been incurred from project inception through September 28, 2014.

In addition, the Company has announced the planned closure and consolidation of 5 factories across the U.S., Canada and Europe during 2014.  The number of employees expected to be impacted by these 5 plant closures and consolidation is approximately 1,600, of which 1,450 had left the Company as of September 28, 2014. With respect to these factory closures, the Company currently estimates it will incur charges of approximately $91 million related to severance benefits and other severance-related expenses, of which $86 million has been incurred from project inception through September 28, 2014.  In addition the Company will recognize accelerated depreciation on assets it plans to dispose of but which are currently in use. The charges that the Company expects to incur in connection with these factory workforce reductions and factory closures are subject to a number of assumptions and may differ from actual results.  The Company may also incur other charges not currently contemplated due to events that may occur as a result of, or related to, these cost reductions.

Furthermore, the Company announced the planned closure of an additional factory in Europe in the first half of 2015 due to the expiration of a license to manufacture a non-core product. The number of employees expected to be impacted by this plant closure is approximately 200. With respect to this factory closure, the Company expects to incur charges of approximately $12 million related to severance benefits and other severance-related expenses which it recorded in the quarter ended September 28, 2014. In addition, the Company recognized $33 million in non-cash asset write-downs for impairment of long-lived assets to be disposed.

In the three and nine months ended September 28, 2014, the Company recorded pre-tax costs related to these initiatives of $80.9 million and $338.2 million, respectively, which were comprised of the following:

•	$29.1 million and $112.8 million, respectively, for severance and employee benefit costs relating to the reduction of corporate and field positions across the Company.

•	$10.6 million and $49.0 million, respectively, associated with other implementation costs, primarily for professional fees, and contract and lease termination costs.

•
$41.2 million and $176.4 million, respectively, relating to non-cash asset write-downs and accelerated depreciation for the planned closure and consolidation of 6 factories across the U.S., Canada and Europe.

Of the $80.9 million and $338.2 million total pre-tax charges for the three and nine months ended September 28, 2014, $67.6 million and $292.9 million was recorded in cost of products sold and $13.3 million and $45.3 million in selling, general and administrative expenses ("SG&A"), respectively.

The Company recorded pre-tax costs related to these initiatives of $67.3 million in the three months ended September 22, 2013 (the Three Month Successor period) and $69.9 million in the Successor period from February 8, 2013 to September 22, 2013 (the Year-to-Date Successor period), respectively, which were comprised of the following:

•
$64.9 million for the Three Month Successor period and $67.5 million for the Year-to-Date Successor period, respectively, for severance and employee benefit costs relating to the reduction of corporate and field positions across the Company.

•
$2.4 million for the Three Month Successor period and Year-to-Date Successor period associated with other implementation costs, primarily for professional fees, and contract and lease termination costs.

Of the $67.3 million total pre-tax charges in the Three Month Successor period ended September 22, 2013, $20.8 million was recorded in cost of products sold and $46.5 million in SG&A, respectively. Of the $69.9 million total pre-tax charges in the Year-to-Date Successor period ended September 22, 2013, $23.2 million was recorded in Cost of products sold and $46.7 million in SG&A, respectively.

The Company does not include productivity charges in the results of its reportable segments. The pre-tax impact of allocating such charges to segment results would have been as follows:

	Successor
	June 30 - September 28, 2014	June 24 - September 22, 2013
	(In millions)
North America	$5.2	$39.2
Europe	63.1	1.4
Asia/Pacific	8.0	3.5
Latin America	3.5	15.3
RIMEA	0.9	1.0
Non-Operating	0.2	6.9
Total productivity charges	$80.9	$67.3

	Successor		Predecessor
	December 30, 2013 - September 28, 2014	February 8 - September 22, 2013	December 24, 2012 - June 7, 2013
	(In millions)
North America	$161.1	$39.2	$—
Europe	126.4	1.4	3.6
Asia/Pacific	26.5	6.1	2.4
Latin America	3.7	15.3	—
RIMEA	2.5	1.0	—
Non-Operating	18.0	6.9	—
Total productivity charges	$338.2	$69.9	$6.0
Activity in other accrued liability balances for restructuring and productivity charges incurred by the Successor were as follows:

	Severance and other severance related costs (a)	Other exit costs (b)	Total
	(In millions)
Accrual balance at December 29, 2013	$66.3	$41.6	$107.9
2014 Restructuring and productivity initiatives	112.8	49.0	161.8
Cash payments	(120.5)	(59.8)	(180.3)
Accrual balance at September 28, 2014	$58.6	$30.8	$89.4
______________________________________
(a) The accrual balance for severance and other severance related costs at December 29, 2013 shown in the above table has been revised to correct the prior period disclosure, decreasing the balance by $27.0 million.  The revision impacted only the disclosed amount and had no impact on the Company's condensed consolidated financial statements.
(b) Other exit costs primarily represent professional fees, and contract and lease termination costs.

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

The operating results related to LongFong have been included in discontinued operations in the Company's condensed consolidated statements of operations for all periods presented. The following table presents summarized operating results for this discontinued operation:

	Successor
	June 30 - September 28, 2014	June 24 - September 22, 2013
	(In millions)
Sales	$—	$3.0
Net loss	$—	$(4.9)

	Successor		Predecessor
	December 30, 2013 - September 28, 2014	February 8 - September 22, 2013	December 24, 2012 - June 7, 2013
	(In millions)
Sales	$—	$3.0	$26.5
Net loss	$—	$(4.9)	$(3.7)

(7)	Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the period from December 29, 2013 to September 28, 2014, by reportable segment, are as follows:

	North America	Europe	Asia/Pacific	Latin America	RIMEA	Total
Successor	(In thousands)
Balance at December 29, 2013	$9,853,578	$3,704,658	$1,026,979	$210,916	$273,931	$15,070,062
Purchase accounting adjustments	215,034	(56,853)	46,293	48,738	(3,299)	249,913
Translation adjustments	(45,770)	(85,294)	(11,231)	(11,091)	1,002	(152,384)
Balance at September 28, 2014	$10,022,842	$3,562,511	$1,062,041	$248,563	$271,634	$15,167,591

The Company revised its changes in the carrying amount of goodwill table presented herein to correct the allocation of balance at December 29, 2013 and purchase accounting adjustments by reportable segment having the following impacts:

•	Increasing North America purchase accounting adjustments by $96 million.

•	Decreasing Europe balance at December 29, 2013 by $5 million and decreasing purchase accounting adjustments by $143 million.

•	Decreasing Asia/Pacific balance at December 29, 2013 by $21 million and increasing purchase accounting adjustments by $29 million.

•	Increasing LATAM purchase accounting adjustments by $44 million.

•	Increasing RIMEA balance at December 29, 2013 by $26 million and decreasing purchase accounting adjustments by $26 million.

The revisions had no impact on the Company's condensed consolidated financial statements as of December 29, 2013 or for the transition period then ended. The revisions also had no impact on the condensed consolidated financial statements as of September 28, 2014 or for the period then ended.
The Company is required to perform an impairment assessment for goodwill and other indefinite lived intangible assets within one year of their acquisition date (June 7, 2013). As such, the Company performed an impairment assessment of goodwill and other indefinite lived intangible assets as of the first day of the second quarter of 2014. As a result, the Company took a non-cash impairment charge of $62 million classified as cost of products sold in the Successor period from March 31 to June 29, 2014, on its indefinite lived trademarks, primarily in its North American frozen meals and snacks business due to continued category softness driving lower than anticipated sales. Because the indefinite-lived intangible assets were adjusted to their estimated fair values in connection with the Merger, there is not a significant excess of fair value over the carrying values as of September 28, 2014. If current expectations of future growth rates are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then one or more trademarks might become impaired in the future. There was no impairment of goodwill as a result of this assessment and there are no accumulated impairment losses to goodwill as of September 28, 2014.
Intangible assets not subject to amortization at September 28, 2014 totaled $12.3 billion and consisted of $11.8 billion of trademarks, $484.8 million of licenses, and $46.2 million of other intangibles. Intangible assets not subject to amortization at December 29, 2013 totaled $13.0 billion and consisted of $12.1 billion of trademarks, $839.9 million of licenses, and $45.6 million of other intangible assets. The decrease in intangible assets not subject to amortization since December 29, 2013 is due to final purchase accounting adjustments to trademarks, the non-cash impairment noted above and foreign currency translation adjustments.

Other intangible assets at September 28, 2014 and December 29, 2013 subject to amortization expense are as follows:

	September 28, 2014			December 29, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Customer-related assets	$1,351,001	$(85,301)	$1,265,700	$1,375,876	$(35,773)	$1,340,103
Licenses	119,325	(24,547)	94,778	119,714	(10,030)	109,684
Other	16,369	(1,494)	14,875	24,665	(1,118)	23,547
	$1,486,695	$(111,342)	$1,375,353	$1,520,255	$(46,921)	$1,473,334

The following tables summarize amortization expense for customer-related and other intangible assets for the periods presented:

	Successor
	June 30 - September 28, 2014	June 24 - September 22, 2013
	(In thousands)
Amortization of customer-related and other intangible assets	$22,632	$19,254

	Successor		Predecessor
	December 30, 2013 - September 28, 2014	February 8 - September 22, 2013	December 24, 2012 - June 7, 2013
	(In thousands)
Amortization of customer-related and other intangible assets	$68,327	$20,259	$13,673

Based upon the amortizable intangible assets recorded on the balance sheet as of September 28, 2014, average annual amortization expense for each of the next five years is estimated to be approximately $82.4 million.

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
Tax expense was $124.9 million or 19.8% of pretax income for the nine months ended September 28, 2014, compared with a tax benefit of $186.9 million or 80.4% of pretax loss for the Successor period from February 8 to September 22, 2013, and tax expense of $160.2 million or 53.1% of pretax income for the Predecessor period from December 24, 2012 to June 7, 2013. The Predecessor period effective tax rate is higher than the current and prior year Successor periods' effective tax rates primarily due to significant repatriation costs incurred as a result of distributions of foreign earnings during the Predecessor period. The prior year Successor period included a $106.7 million benefit related to the impact on deferred taxes of a 300 basis point statutory tax rate reduction in the United Kingdom which was enacted during July 2013. Both the Predecessor and prior year Successor periods included nondeductible transaction costs which increased the effective tax rate in comparison with the current period. The Company's effective tax rate in 2014 is lower than the federal statutory rate of 35% primarily due to lower tax rates on earnings in certain foreign jurisdictions and the effects of tax free interest.
The total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $68.3 million and $53.1 million on September 28, 2014 and December 29, 2013, respectively. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $54.9 million and $44.9 million on September 28, 2014 and December 29, 2013, respectively. It is reasonably possible that the amount of unrecognized tax benefits will decrease by as much as $23.4 million in the next 12 months primarily due to the progression of federal, state and foreign audits in process.
The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amounts of interest accrued at September 28, 2014 and December 29, 2013 were $13.3 million and $10.7 million, respectively. The corresponding amounts of accrued penalties at September 28, 2014 and December 29, 2013 were $8.3 million and $8.5 million, respectively.

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

On February 14, 2014 and May 21, 2014, Parent granted non-qualified stock options under the 2013 Omnibus Plan to purchase up to 3,878,805 and 4,700,000 shares respectively of Common Stock in Parent to select employees with a five-year cliff vesting, provided the employee is continuously employed by Parent or one of its subsidiaries or affiliates. The February 14, 2014 options were issued in conjunction with a program ("Bonus Swap Program") whereby participants could elect to use a portion of their calculated non-equity incentive compensation (after all required taxes and deductions) to purchase shares of Common Stock in Parent. Participants who elected to purchase such shares were granted matching stock options.

Of the options granted on October 16, 2013, February 14, 2014 and May 21, 2014 there were 11,925,000, 3,561,875 and 4,675,000, respectively, of such options outstanding as of September 28, 2014. The change in number of options from the initial grant was due to new options granted or forfeitures. With respect to the shares underlying the options granted on these dates, the exercise price is $10.00 per share. For options granted on October 16, 2013, February 14, 2014 and May 21, 2014, the weighted-average grant date fair value of the options granted was $2.43, $2.43 and $2.46 per share, respectively.

The weighted average assumptions used to estimate the fair values are as follows:

	Successor
	Nine Months Ended
	Stock Options Granted October 16, 2013	Stock Options Granted February 14, 2014	Stock Options Granted May 21, 2014
Exercise price	$10.00	$10.00	$10.00
Risk-free interest rate	1.41%	1.41%	1.55%
Expected term (in years)	5.0	5.0	5.0
Expected volatility	24.3%	24.3%	24.3%
Expected forfeiture rate	5.0%	5.0%	5.0%
Expected dividend yield	—%	—%	—%

The compensation cost related to equity plans primarily recognized in SG&A and Merger related costs, and the related tax benefit, are as follows:

	Successor
	June 30 - September 28, 2014	June 24 - September 22, 2013
	(In millions)
Pre-tax compensation cost	$2.6	$1.9
Tax benefit	0.9	0.6
After-tax compensation cost	$1.7	$1.3

	Successor		Predecessor
	December 30, 2013 - September 28, 2014	February 8 - September 22, 2013	December 24, 2012 - June 7, 2013
	(In millions)
Pre-tax compensation cost	$6.2	$1.9	$36.4
Tax benefit	2.1	0.6	11.2
After-tax compensation cost	$4.1	$1.3	$25.2

Unrecognized compensation cost related to unvested stock option awards under the 2013 Omnibus Plan was $41.5 million as of September 28, 2014.

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

The compensation cost related to LTPP awards primarily recognized in SG&A and the related tax benefit during the Predecessor periods presented are as follows (there was no compensation cost related to LTPP awards in the Successor periods):

Predecessor
December 24, 2012 - June 7, 2013
(In millions)
Pre-tax compensation cost	$8.1
Tax benefit	2.8
After-tax compensation cost	$5.3

(10)	Pensions and Other Post-Retirement Benefits
The Company's employees participate in various employee benefit plans that were in place prior to the acquisition.
The components of net periodic benefit (income)/expense are as follows:

	Successor		Successor
	Pension Benefits		Other Retiree Benefits
	June 30 - September 28, 2014	June 24 - September 22, 2013	June 30 - September 28, 2014	June 24 - September 22, 2013
	(In thousands)
Service cost	$7,303	$9,555	$1,430	$1,640
Interest cost	34,959	33,190	2,209	2,334
Expected return on plan assets	(56,206)	(53,720)	—	—
Amortization of prior service cost/(credit)	—	—	(1,577)	—
Amortization of unrecognized (gain)/loss	(16)	—		—
Special Termination Benefits	1,784	—	—	—
Curtailment (gains) and settlement losses	(1,494)	—	(6,868)	—
Net periodic benefit (income)/expense	$(13,670)	$(10,975)	$(4,806)	$3,974

	Successor		Predecessor	Successor		Predecessor
	Pension Benefits			Other Retiree Benefits
	December 30, 2013 - September 28, 2014	February 8 - September 22, 2013	December 24, 2012 - June 7, 2013	December 30, 2013 - September 28, 2014	February 8 - September 22, 2013	December 24, 2012 - June 7, 2013
	(In thousands)
Service cost	$22,353	$10,950	$14,673	$4,256	$1,905	$2,909
Interest cost	105,320	38,342	57,912	6,591	2,705	4,260
Expected return on plan assets	(166,631)	(63,750)	(111,162)	—	—	—
Amortization of prior service cost/(credit)	—	—	1,077	(4,731)	—	(2,736)
Amortization of unrecognized (gain)/loss	(47)	—	35,759	—	—	823
Special Termination Benefits	1,784	—	17,230	—	—	—
Curtailment (gains) and settlement losses	(2,289)	—	3,177	(6,868)	—	—
Net periodic benefit (income)/expense	$(39,510)	$(14,458)	$18,666	$(752)	$4,610	$5,256

The Company realized a curtailment gain of $1.5 million and $6.9 million on the Canadian defined benefit and post retirement medical plans, respectively, and as a result remeasured the projected benefit obligation which resulted in an adjustment of $25.5 million to accumulated other comprehensive income, net of tax for three months ended September 28, 2014.

The Company realized a curtailment gain of $0.8 million on the United Kingdom defined benefit plans and as a result remeasured the projected benefit obligation which resulted in an adjustment of $27.9 million to accumulated other comprehensive income, net of tax for six months ended June 29, 2014.

The Company elected to accelerate vesting of benefits under certain supplemental retirement plans upon consummation of the Merger. The expense associated with the accelerated vesting of $17.2 million was recognized in the Predecessor periods ended June 7, 2013.

The amounts recognized for pension benefits as Other non-current assets on the Company's condensed consolidated balance sheets were $549.5 million as of September 28, 2014 and $502.2 million as of December 29, 2013.

During the first nine months of 2014, the Company contributed $60 million to these defined benefit plans. The Company expects to make combined cash contributions of approximately $94 million for the year ended December 28, 2014.  However, actual contributions may be affected by pension asset and liability valuations during the year.

During the first quarter of 2014, the Company announced its intention to terminate the salaried and non-union US defined benefit plan effective April 30, 2014. The Company wound up the Canadian salaried and Canadian hourly defined benefit plans effective March 28, 2014 and July 15, 2014, respectively These announcements had no impact on the condensed consolidated statements of operations, condensed consolidated balance sheet or condensed consolidated statement of cash flows as at and for the three and nine months ended September 28, 2014.

(11)	Comprehensive Income
The following tables summarize the allocation of total comprehensive income between H. J. Heinz Corporation II and the noncontrolling interest for the third quarters ended September 28, 2014 and September 22, 2013, respectively:

	Successor
	June 30 - September 28, 2014			June 24 - September 22, 2013
	H. J. Heinz Corporation II	Non-controlling Interest	Total	H. J. Heinz Corporation II	Non-controlling Interest	Total
	(In thousands)
Net income/(loss)	$171,618	$2,363	$173,981	$(11,767)	$2,363	$(9,404)
Other comprehensive (loss)/income, net of tax:
Foreign currency translation adjustments (losses)/gains	(708,453)	(4,177)	(712,630)	298,402	(10,395)	288,007
Net deferred gains on net investment hedges from periodic revaluations	268,375	—	268,375	—	—	—
Net pension and post-retirement benefit losses	(25,481)	—	(25,481)	—	—	—
Net pension and post-retirement benefit gains reclassified to earnings	(986)	—	(986)	—	—	—
Net deferred gains/(losses) on derivatives from periodic revaluations	23,164	(65)	23,099	(3,609)	286	(3,323)
Net deferred losses/(gains) on derivatives reclassified to earnings	3,782	83	3,865	(1,180)	(39)	(1,219)
Total comprehensive (loss)/income	$(267,981)	$(1,796)	$(269,777)	$281,846	$(7,785)	$274,061

	Successor						Predecessor
	December 30, 2013 - September 28, 2014			February 8 - September 22, 2013			December 24, 2012 - June 7, 2013
	H. J. Heinz Corporation II	Non-controlling Interest	Total	H. J. Heinz Corporation II	Non-controlling Interest	Total	H. J. Heinz Corporation II	Non-controlling Interest	Total
	(In thousands)
Net income/(loss)	$493,537	$13,449	$506,986	$(52,911)	$2,370	$(50,541)	$95,002	$6,685	$101,687
Other comprehensive (loss)/income, net of tax:
Foreign currency translation adjustments (losses)/gains	(416,748)	(1,105)	(417,853)	136,589	(16,068)	120,521	(231,442)	(5,053)	(236,495)
Net deferred gains on net investment hedges from periodic revaluations	108,541	—	108,541	—	—	—	—	—	—
Net pension and post-retirement benefit losses	(53,366)	—	(53,366)	—	—	—	(189,294)	—	(189,294)
Net pension and post-retirement benefit (gains)/losses reclassified to earnings	(2,965)	—	(2,965)	—	—	—	26,908	(41)	26,867
Net deferred (losses)/gains on derivatives from periodic revaluations	(135,800)	(421)	(136,221)	103,693	286	103,979	(5,018)	40	(4,978)
Net deferred (gains)/losses on derivatives reclassified to earnings	(176)	(17)	(193)	(1,180)	(39)	(1,219)	22,670	4	22,674
Total comprehensive (loss)/income	$(6,977)	$11,906	$4,929	$186,191	$(13,451)	$172,740	$(281,174)	$1,635	$(279,539)

The tax (expense)/benefit associated with each component of other comprehensive income/(loss) is as follows:

	H. J. Heinz Corporation II	Noncontrolling Interest	Total
	(In thousands)
Successor
June 24 - September 22, 2013
Net pension and post-retirement benefit (losses)/gains	$—	$—	$—
Net pension and post-retirement benefit (gains)/losses reclassified to earnings	$—	$—	$—
Net deferred (losses)/gains on derivatives from periodic revaluations	$(722)	$(95)	$(817)
Net deferred (gains)/losses on derivatives reclassified to earnings	$(288)	$(13)	$(301)

June 30 - September 28, 2014
Net deferred gains on net investment hedges from periodic revaluations	$(165,920)	$—	$(165,920)
Net pension and post-retirement benefit (losses)/gains	$8,809	$—	$8,809
Net pension and post-retirement benefit (gains)/losses reclassified to earnings	$(607)	$—	$(607)
Net deferred (losses)/gains on derivatives from periodic revaluations	$(14,597)	$22	$(14,575)
Net deferred (gains)/losses on derivatives reclassified to earnings	$(1,748)	$28	$(1,720)

	H. J. Heinz Corporation II	Noncontrolling Interest	Total
	(In thousands)
Predecessor
December 24, 2012 - June 7, 2013
Net pension and post-retirement benefit (losses)/gains	$75,526	$—	$75,526
Net pension and post-retirement benefit (gains)/losses reclassified to earnings	$11,191	$—	$11,191
Net deferred (losses)/gains on derivatives from periodic revaluations	$13,484	$(13)	$13,471
Net deferred losses on derivatives reclassified to earnings	$22,118	$1	$22,119
Successor
February 8 - September 22, 2013
Net change in fair value of net investment hedges	$—	$—	$—
Net pension and post-retirement benefit (losses)/gains	$—	$—	$—
Net pension and post-retirement benefit (gains)/losses reclassified to earnings	$—	$—	$—
Net deferred (losses)/gains on derivatives from periodic revaluations	$(55,735)	$(95)	$(55,830)
Net deferred gains on derivatives reclassified to earnings	$(288)	$(13)	$(301)

December 30, 2013 - September 28, 2014
Net deferred gains on net investment hedges from periodic revaluations	$(67,235)	$—	$(67,235)
Net pension and post-retirement benefit (losses)/gains	$15,780	$—	$15,780
Net pension and post-retirement benefit (gains)/losses reclassified to earnings	$(1,813)	$—	$(1,813)
Net deferred (losses)/gains on derivatives from periodic revaluations	$64,099	$141	$64,240
Net deferred gains on derivatives reclassified to earnings	$(6,911)	$(6)	$(6,917)

The following table provides a summary of the changes in the carrying amount of accumulated other comprehensive (loss)/income, net of tax, by component attributable to H. J. Heinz Corporation II:

	Foreign currency translation adjustments	Net pension and post retirement benefit	Net cash flow hedges	Total
Successor	(In thousands)
Balance as of December 29, 2013	$22,548	$102,464	$107,998	$233,010
Foreign currency translation adjustments	(416,748)	—	—	(416,748)
Net deferred gains on net investment hedges from periodic revaluations	108,541	—	—	108,541
Net pension and post-retirement benefit (losses)/gains	—	(53,366)	—	(53,366)
Net pension and post-retirement benefit (gains)/losses reclassified to earnings	—	(2,965)	—	(2,965)
Net deferred losses on derivatives from periodic revaluations	—	—	(135,800)	(135,800)
Net deferred (gains)/losses on derivatives reclassified to earnings	—	—	(176)	(176)
Net current-period other comprehensive loss	$(308,207)	$(56,331)	$(135,976)	$(500,514)
Balance as of September 28, 2014	$(285,659)	$46,133	$(27,978)	$(267,504)

The following table presents the affected earnings line for reclassifications out of accumulated other comprehensive income/(loss), net of tax, by component attributable to H. J. Heinz Corporation II for the third quarters and nine months ended September 28, 2014 and September 22, 2013:

Accumulated other comprehensive income/(loss) component	Reclassified from accumulated other comprehensive income/(loss) to earnings		Line affected by reclassification
	(In thousands)
	Successor
	June 30 - September 28, 2014	June 24 - September 22, 2013
Gains/(losses) on cash flow hedges:
Foreign exchange contracts	$(624)	$125	Sales
Foreign exchange contracts	(1,558)	650	Cost of products sold
Foreign exchange contracts	—	(19)	Selling, general, and administrative expenses
Foreign exchange contracts	148	672	Other expense
Foreign exchange contracts	—	—	Interest expense
Interest rate contracts	—	40	Interest expense
Cross-currency interest rate swap contracts	—	—	Other expense
Cross-currency interest rate swap contracts	—	—	Interest expense
	$(2,034)	$1,468	Gains/(losses) from continuing operations before income tax
	(1,748)	(288)	Provision for income taxes
	$(3,782)	$1,180	Gains/(losses) from continuing operations

Gains/(losses) on pension and post retirement benefit:
Amortization of unrecognized gain/(loss)	$16	$—	(a)
Prior service credit/(cost)	1,577	—	(a)
Settlement loss	—	—	(a)
	$1,593	$—	Gains/(losses) from continuing operations before income tax
	(607)	—	Provision for income taxes
	$986	$—	Gains/(losses) from continuing operations
______________________________________
(a) As these components are included in the computation of net periodic pension and post-retirement benefit costs refer to Note 10 for further details.

Accumulated other comprehensive income/(loss) component	Reclassified from accumulated other comprehensive income/(loss) to earnings			Line affected by reclassification
	(In thousands)
	Successor		Predecessor
	December 30, 2013 - September 28, 2014	February 8 - September 22, 2013	December 24, 2012 - June 7, 2013
Gains/(losses) on cash flow hedges:
Foreign exchange contracts	$(967)	$125	$4,836	Sales
Foreign exchange contracts	7,207	650	4,695	Cost of products sold
Foreign exchange contracts	(125)	(19)	—	Selling, general, and administrative expenses
Foreign exchange contracts	966	672	9,761	Other expense
Foreign exchange contracts	6	—	230	Interest expense
Interest rate contracts	—	40	(98)	Interest expense
Cross-currency interest rate swap contracts	—	—	(52,447)	Other expense
Cross-currency interest rate swap contracts	—	—	(11,765)	Interest expense
	$7,087	$1,468	$(44,788)	Gains/(losses) from continuing operations before income tax
	(6,911)	(288)	22,118	Provision for income taxes
	$176	$1,180	$(22,670)	Gains/(losses) from continuing operations

Gains/(losses) on pension and post retirement benefit:
Amortization of unrecognized gains/(losses)	$47	$—	$(36,582)	(a)
Prior service credit/(cost)	4,731	—	1,659	(a)
Settlement loss	—	—	(3,176)	(a)
	$4,778	$—	$(38,099)	Gains/(losses) from continuing operations before income tax
	(1,813)	—	11,191	Provision for income taxes
	$2,965	$—	$(26,908)	Gains/(losses) from continuing operations
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
The following table provides a summary of the changes in the carrying amounts of total equity, H. J. Heinz Corporation II shareholder equity and equity attributable to the noncontrolling interest:

	Capital Stock	Additional Capital	Retained Earnings	Accumulated OCI	Noncontrolling Interest	Total
Successor	(In thousands)
Balance as of December 29, 2013	$16,140,000	$1,427	$(77,021)	$233,010	$215,842	$16,513,258
Comprehensive income/(loss) (a)	—	—	493,537	(500,514)	10,464	3,487
Dividends paid to shareholder	(123,484)	—	(416,516)	—	—	(540,000)
Capital contribution (b)	—	4,361	—	—	—	4,361
Stock option expense	—	6,162	—	—	—	6,162
Balance at September 28, 2014	$16,016,516	$11,950	$—	$(267,504)	$226,306	$15,987,268
______________________________________
(a) The allocation of the individual components of comprehensive income/(loss) attributable to H. J. Heinz Corporation II and the noncontrolling interest is disclosed in Note 11. Comprehensive income attributable to the redeemable noncontrolling interest is $1.4 million for the nine months ended September 28, 2014.
(b) Represents non cash capital contribution associated with the push down of shares issued by Parent to certain employees in conjunction with the Bonus Swap Program. See Note 9.

(13)	Debt
The Company's long-term debt consists of the following:

	Successor
	September 28, 2014	December 29, 2013
	(Unaudited)
	(In thousands)
$2.95 billion Term B-1 Loan	$2,908,932	$2,929,213
$6.55 billion Term B-2 Loan	6,471,153	6,518,524
$3.10 billion 4.25% Second Lien Senior Secured Notes due 2020	3,100,000	3,100,000
Other U.S. Dollar Debt due May 2013 — November 2034 (0.94%—7.96%)	9,891	10,774
Other Non-U.S. Dollar Debt due May 2013 — May 2023 (3.50%—11.00%)	61,812	70,411
2.00% U.S. Dollar Notes due September 2016	58,308	58,308
1.50% U.S. Dollar Notes due March 2017	17,742	17,743
3.125% U.S. Dollar Notes due September 2021	34,433	34,433
2.85% U.S. Dollar Notes due March 2022	5,599	5,599
$235 million 6.375% U.S. Dollar Debentures due July 2028	256,902	258,075
£125 million 6.25% British Pound Notes due February 2030	214,845	218,507
$437 million 6.75% U.S. Dollar Notes due March 2032	475,281	476,943
$931 million 7.125% U.S. Dollar Notes due August 2039	1,024,070	1,026,881
	14,638,968	14,725,411
Less portion due within one year	(108,538)	(107,765)
Total long-term debt	$14,530,430	$14,617,646
Weighted-average interest rate on long-term debt, including the impact of applicable interest rate swaps	4.02%	4.01%
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

In addition, under the Senior Credit Facilities, the Company is required to comply with a specified first lien senior secured leverage ratio to the extent any loans are outstanding under the New Revolving Credit Facility or Letters of Credit issued and outstanding thereunder exceed $50 million as of the end of any fiscal quarter. The Senior Credit Facilities also contain certain customary representations and warranties, affirmative covenants and events of default. As of September 28, 2014, the Company is in compliance with these credit facility covenants.

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

The Indenture (as supplemented by the Supplemental Indenture) limits the ability of the Company and its restricted subsidiaries to incur additional indebtedness or guarantee indebtedness; create liens or use assets as security in other transactions; declare or pay dividends, redeem stock or make other distributions to stockholders; make investments; merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets; enter into transactions with affiliates; sell or transfer certain assets; and agree to certain restrictions on the ability of restricted subsidiaries to make payments to us. We were in compliance with these covenants as of September 28, 2014.

The Company was required to cause an exchange offer registration statement for the Exchange Notes to be declared effective by the SEC under the Securities Act and to consummate the exchange offer not later than 365 days after the Merger closing date. The Company filed a Registration Statement for such an exchange offer on such Exchange Notes which became effective on May 7, 2014. See Note 18 for more details.
Debt issuance costs
As of September 28, 2014, unamortized debt issuance costs related to new borrowings under our current Senior Credit Facilities and the Exchange Notes were $255.1 million. The following table summarizes the amortization of debt issuance costs for the periods presented:

	Successor		Successor		Predecessor
	June 30 - September 28, 2014	June 24 - September 22, 2013	December 30, 2013 - September 28, 2014	February 8 - September 22, 2013	December 24, 2012 - June 7, 2013
	(In millions)
Amortization of debt issuance costs	$12.2	$12.2	$36.6	$14.8	$18.5

These costs are amortized using the effective interest method over the respective term of debt to which they specifically relate.

(14)	Financing Arrangements
On May 28, 2014, the Company entered into an amendment of the $175 million accounts receivable securitization program that extended the term until May 27, 2015. As a result of the amendment, the limit has been reduced to $150 million and the Company now accounts for transfers of receivables pursuant to this program as a sale and it removes them from the consolidated balance sheet. For the sale of receivables under the program, the Company receives cash consideration of up to $150 million and a receivable for the remainder of the purchase price (the "Deferred Purchase Price"). The cash consideration and the carrying amount of receivables removed from the condensed consolidated balance sheet was $150.0 million as of September 28, 2014. The fair value of the Deferred Purchase Price was $63.2 million as of September 28, 2014 which is included as a trade receivable on the condensed consolidated balance sheet and has a carrying value which approximates fair value as of September 28, 2014, due to the nature of the short-term underlying financial assets.
Prior to this amendment and subsequent to a May 31, 2013 amendment, the Company accounted for transfers of receivables pursuant to this program as secured borrowings, and the receivables sold pursuant to this program were included on the balance sheet as trade receivables, along with the Deferred Purchase price.
On August 29, 2014, the Company entered into a new $70 million Australian dollar and $50 million New Zealand dollar accounts receivable factoring program with a bank, replacing an existing arrangement with a different bank. These limits are net of the Deferred Purchase Price. This is a one year agreement that automatically continues after one year until either the Company or the bank decides to terminate it. The Company accounts for transfers of receivables pursuant to this program as a sale, and it removes them from the consolidated balance sheet. For the sale of receivables under the program, the Company receives cash consideration of up to $70 million Australian dollars and $50 million New Zealand dollars and a receivable for the Deferred Purchase Price. The cash consideration and the carrying amount of receivables removed from the condensed consolidated balance sheet was $57.8 million as of September 28, 2014 (and $40.3 million at December 29, 2013 under the prior program). The fair value of the Deferred Purchase Price was $31.8 million as of September 28, 2014 which is included as a trade receivable on the condensed consolidated balance sheet and has a carrying value which approximates fair value as of September 28, 2014, due to the nature of the short-term underlying financial assets.
In addition, the Company acted as servicer for approximately $28.4 million and $36.2 million of trade receivables which were sold to unrelated third parties without recourse as of September 28, 2014 and December 29, 2013, respectively. These trade receivables are short-term in nature. The proceeds from these sales are recognized on the condensed consolidated statements of cash flows as a component of operating activities.
The Company has not recorded any servicing assets or liabilities as of September 28, 2014 and December 29, 2013 for the arrangements discussed above because the fair value of these servicing agreements as well as the fees earned were not material to the financial statements.

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

As of September 28, 2014 and December 29, 2013, the fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

	September 28, 2014				December 29, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Derivatives(a)	$—	$284,021	$—	$284,021	$—	$346,665	$—	$346,665
Total assets at fair value	$—	$284,021	$—	$284,021	$—	$346,665	$—	$346,665
Liabilities:
Derivatives(a)	$—	$125,437	$—	$125,437	$—	$237,436	$—	$237,436
Total liabilities at fair value	$—	$125,437	$—	$125,437	$—	$237,436	$—	$237,436
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

The aggregate fair value of the Company's long-term debt, including the current portion, was $14.5 billion as compared with the carrying value of $14.6 billion at September 28, 2014, and $14.7 billion as compared with the carrying value of $14.7 billion at December 29, 2013. The Company's debt obligations are valued based on market quotes and are classified within Level 2 of the fair value hierarchy.

There have been no transfers between Levels 1, 2 and 3 in the third quarters ended September 28, 2014 and September 22, 2013, respectively.

(16)	Derivative Financial Instruments and Hedging Activities
The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. At September 28, 2014, the Company had outstanding currency exchange, interest rate, and cross-currency swap derivative contracts with notional amounts of $2.7 billion, $9.0 billion and $8.3 billion respectively. At December 29, 2013, the Company had outstanding currency exchange, interest rate, and cross-currency swap derivative contracts with notional amounts of $2.5 billion, $9.0 billion and $8.3 billion, respectively.

The following table presents the fair values and corresponding balance sheet captions of the Company’s derivative instruments as of September 28, 2014 and December 29, 2013:

	September 28, 2014			December 29, 2013
	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Swap Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Swap Contracts
	(In thousands)
Assets:
Derivatives designated as hedging instruments:
Other receivables, net	$24,828	$—	$—	$37,072	$—	$—
Other non-current assets	2,905	87,508	79,563	4,129	265,390	31,303
	27,733	87,508	79,563	41,201	265,390	31,303
Derivatives not designated as hedging instruments:
Other receivables, net	89,217	—	—	8,771	—	—
Other non-current assets	—	—	—	—	—	—
	89,217	—	—	8,771	—	—
Total assets(1)	$116,950	$87,508	$79,563	$49,972	$265,390	$31,303
Liabilities:
Derivatives designated as hedging instruments:
Other payables	$25,331	$—	$—	$5,251	$—	$—
Other non-current liabilities	3,553	—	94,384	—	—	221,899
	28,884	—	94,384	5,251	—	221,899
Derivatives not designated as hedging instruments:
Other payables	2,169	—	—	10,286	—	—
Other non-current liabilities	—	—	—	—	—	—
Total liabilities(1)	$31,053	$—	$94,384	$15,537	$—	$221,899
_______________________________________

(1)
The Company’s derivative financial instruments are subject to master netting arrangements that allow for the offset of asset and liabilities in the event of default or early termination of the contract. The Company elects to record the gross assets and liabilities of its derivative financial instruments in the condensed consolidated balance sheets. If the derivative financial instruments had been netted in the condensed consolidated balance sheets, the asset and liability positions each would have been reduced by $125.4 million and $237.4 million at September 28, 2014 and December 29, 2013, respectively. No material amounts of collateral were received or posted on the Company’s derivative assets and liabilities as of September 28, 2014.

Refer to Note 15 for further information on how fair value is determined for the Company’s derivatives.

The following table presents the pre-tax effect of derivative instruments on the condensed consolidated statements of operations for the periods presented:

	Successor
	June 30 - September 28, 2014			June 24 - September 22, 2013
	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Swap Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Swap Contracts
	(In thousands)
Cash flow hedges:
Gains/(losses) recognized in other comprehensive income (effective portion)	$7,836	$29,925	$—	$10,315	$(13,201)	$—

Net investment hedges:
Gains/(losses) recognized in other comprehensive income (effective portion)	—	—	434,616	—	—	—
Total gains/(losses) recognized in other comprehensive income (effective portion)	$7,836	$29,925	$434,616	$10,315	$(13,201)	$—

Cash flow hedges:
Sales	$(624)	$—	$—	$125	$—	$—
Cost of products sold	(1,558)	—	—	650	—	—
Selling, general and administrative expenses	—	—	—	(19)	—	—
Other expense, net	148	—	—	672	—	—
Interest expense	—	—	—	—	40	—
	(2,034)	—	—	1,428	40	—

Fair value hedges:
Gains/(losses) recognized in other expense, net	—	—	—	—	—	—

Derivatives not designated as hedging instruments:
Unrealized gains/(losses) on derivative instruments	—	—	—	—	—	—
Gains/(losses) recognized in other expense, net	99,411	—	—	36,353	—	—
Gains/(losses) recognized in interest income	—	—	—	—	—	—
	99,411	—	—	36,353	—	—
Total gains/(losses) recognized in statement of operations	$97,377	$—	$—	$37,781	$40	$—

	Successor						Predecessor
	December 30, 2013 - September 28, 2014			February 8 - September 22, 2013			December 24, 2012 - June 7, 2013
	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Swap Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Swap Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Interest Rate Swap Contracts
	(In thousands)
Cash flow hedges:
Gains/(losses) recognized in other comprehensive income (effective portion)	$(22,017)	$(177,882)	$—	$17,881	$141,547	$—	$39,351	$—	$(57,558)

Net investment hedges:
Gains/(losses) recognized in other comprehensive income (effective portion)	—	—	175,776	—	—	—	—	—	—
Total gains/(losses) recognized in other comprehensive income (effective portion)	$(22,017)	$(177,882)	$175,776	$17,881	$141,547	$—	$39,351	$—	$(57,558)

Cash flow hedges:
Sales	$(967)	$—	$—	$125	$—	$—	$4,836	$—	$—
Cost of products sold	7,207	—	—	650	—	—	4,695	—	—
Selling, general and administrative expenses	(125)	—	—	(19)	—	—	—	—	—
Other expense, net	966	—	—	672	—	—	9,761	—	(52,447)
Interest expense	6	—	—	—	40	—	230	(98)	(11,765)
	7,087	—	—	1,428	40	—	19,522	(98)	(64,212)

Fair value hedges:
Gains/(losses) recognized in other expense, net	—	—	—	—	(180)	—	—	(8,065)	—

Derivatives not designated as hedging instruments:
Unrealized gains/(losses) on derivative instruments	—	—	—	—	117,934	—	—	—	—
Gains/(losses) recognized in other expense, net	98,815	—	—	36,434	—	—	(2,922)	—	—
Gains/(losses) recognized in interest income	—	—	—	—	—	—	—	(10,512)	—
	98,815	—	—	36,434	117,934	—	(2,922)	(10,512)	—
Total gains/(losses) recognized in statement of operations	$105,902	$—	$—	$37,862	$117,794	$—	$16,600	$(18,675)	$(64,212)

Foreign Currency Hedging:
The Company uses forward contracts and, to a lesser extent, option contracts to mitigate its foreign currency exchange rate exposure due to forecasted purchases of raw materials and sales of finished goods, and future settlement of foreign currency denominated assets and liabilities. The Company’s principal foreign currency exposures that are hedged include the Australian dollar, British pound sterling, Canadian dollar, euro, and the New Zealand dollar. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities that meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item.
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
Prior to the Merger date, Merger Subsidiary entered into interest rate swaps to mitigate exposure to variable rate debt that was raised to finance the acquisition. These agreements were not designated as hedging instruments prior to the acquisition date, and as such, we recognized the fair value of these instruments as an asset with gains recognized in income. As a result of the Merger and the transactions entered into in connection therewith, we have assumed the liabilities and obligations of Merger Subsidiary. Upon consummation of the acquisition, these interest rate swaps with an aggregate notional amount of $9.0 billion met the criteria for hedge accounting and were designated as hedges of future interest payments.
Deferred Hedging Gains and Losses:
As of September 28, 2014, the Company is hedging forecasted transactions for periods not exceeding 2 years. During the next 12 months, the Company expects $8.4 million of net deferred losses reported in accumulated other comprehensive loss to be reclassified to earnings, assuming market rates remain constant through contract maturities. Hedge ineffectiveness related to cash flow hedges, as well as reclassifications to earnings due to hedged transactions no longer expected to occur, which is reported in current period earnings as other income/(expense), net, was not significant for the third quarters of 2014 and 2013, respectively.
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
The net amounts paid or received on a quarterly basis are recorded in Other expense, net, in the condensed consolidated statements of operations. The Company paid net amounts of $2.7 million and $18.0 million related to cross currency swaps for the three and nine months ended September 28, 2014, respectively.
Other Activities:
The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting but which have the economic impact of largely mitigating foreign currency or interest rate exposures. The Company maintained foreign currency forward contracts with a total notional amount of $1.6 billion and $1.0 billion that did not meet the criteria for hedge accounting as of September 28, 2014 and December 29, 2013, respectively. These forward contracts are accounted for on a full mark-to-market basis through current earnings, with gains and losses recorded as a component of other income/(expense), net. Net unrealized gains/(losses) related to outstanding contracts totaled $87.0 million and $(1.3) million as of September 28, 2014 and December 29, 2013, respectively. These contracts are scheduled to mature within one year.
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

(17)	Venezuela- Foreign Currency and Inflation

We apply highly inflationary accounting to our business in Venezuela. Under highly inflationary accounting, the financial statements of our Venezuelan subsidiary are remeasured into our reporting currency (U.S. dollars), based on the exchange rate at which we expect to remit dividends in U.S. dollars, (which we currently determine to be the official exchange rate of 6.30 BsF/US$). Exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than accumulated other comprehensive loss on the balance sheet, until such time as the economy is no longer considered highly inflationary. The impact of applying highly inflationary accounting for Venezuela on our consolidated financial statements is therefore dependent upon movements in the official exchange rate between the Venezuelan bolivar fuerte and the U.S. dollar.
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
In February 2014, the Venezuelan government established a new foreign exchange market mechanism (SICAD II), which became effective on March 24, 2014 and may be the market through which U.S. dollars will be obtained for the remittance of dividends. This market has significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms.  Between March 24, 2014 and September 28, 2014 the published weighted average daily exchange rate was between 49.02 bolivars per USD and 51.86 bolivars per USD. The Company has had limited access to the SICAD II market mechanism and has converted 164.3 million bolivars into $3.1 million USD, recognizing a transactional currency loss of $2.0 million and $22.9 million for the three and nine months ended September 28, 2014, respectively, which has been recorded in other expense, net, in the condensed consolidated statements of operations.
The Company has also had access to, and had settlements at, the current official rate in this period and has outstanding requests for settlement at the official rate. Management continues to believe the official rate is legally available and appropriate for the Company's operations in Venezuela.  While there is considerable uncertainty with respect to the actual rates to be realized in the circumstances, as of September 28, 2014 we continue to believe it is appropriate to remeasure our Venezuelan monetary assets and liabilities at the official rate of 6.30 bolivars per U.S. dollar. The amount of net monetary assets and liabilities included in our Venezuelan subsidiary’s balance sheet was $144.4 million at September 28, 2014.

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

The Issuer, H. J. Heinz Company ("Heinz"), and guarantor subsidiaries are 100% owned by Holdings.

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

Successor
H. J. Heinz Corporation II and Subsidiaries

Condensed Consolidating Statements of Operations
Third Quarter Ended September 28, 2014

	Holdings	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Sales	$—	$49,567	$859,335	$1,762,114	$(77,131)	$2,593,885
Cost of product sold	—	393	601,921	1,152,679	(77,131)	1,677,862
Gross profit	—	49,174	257,414	609,435	—	916,023
Selling, general and administrative expenses	—	36,599	147,775	322,522	—	506,896
Operating income	—	12,575	109,639	286,913	—	409,127
Interest expense/(income), net	—	153,995	6,246	(2,772)	—	157,469
Other (expense)/income, net	—	(3,522)	14,690	(48,618)	—	(37,450)
(Loss)/income before income taxes	—	(144,942)	118,083	241,067	—	214,208
Equity in earnings of subsidiaries	171,618	303,868	170,015	—	(645,501)	—
(Benefit from)/provision for income taxes	—	(12,692)	4,595	48,324		40,227
Net income	171,618	171,618	283,503	192,743	(645,501)	173,981
Less: Net income attributable to noncontrolling interest	—	—	—	2,363	—	2,363
Net income	$171,618	$171,618	$283,503	$190,380	$(645,501)	$171,618

Total comprehensive loss	$(267,981)	$(267,981)	$(376,562)	$(537,417)	$1,181,960	$(267,981)

Successor
H. J. Heinz Corporation II and Subsidiaries

Condensed Consolidating Statements of Operations
Third Quarter Ended September 22, 2013

	Holdings	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Sales	$—	$56,966	$905,516	$1,775,685	$(91,590)	$2,646,577
Cost of product sold	—	405	728,293	1,349,306	(91,590)	1,986,414
Gross profit	—	56,561	177,223	426,379	—	660,163
Selling, general and administrative expenses	—	70,072	178,363	421,222	—	669,657
Operating (loss)/income	—	(13,511)	(1,140)	5,157	—	(9,494)
Interest expense, net	—	152,462	2,717	5,732	—	160,911
Other expense, net	—	(2,246)	(821)	(6,752)	—	(9,819)
Loss from continuing operations before income taxes	—	(168,219)	(4,678)	(7,327)	—	(180,224)
Equity in (losses)/earnings of subsidiaries	(11,767)	77,551	72,228	—	(138,012)	—
Benefit from income taxes	—	(78,901)	(11,543)	(85,285)	—	(175,729)
(Loss)/income from continuing operations	(11,767)	(11,767)	79,093	77,958	(138,012)	(4,495)
Loss from discontinued operations, net of tax	—	—	—	(4,909)	—	(4,909)
Net (loss)/income	(11,767)	(11,767)	79,093	73,049	(138,012)	(9,404)
Less: Net income attributable to noncontrolling interest	—	—	—	2,363	—	2,363
Net (loss)/income	$(11,767)	$(11,767)	$79,093	$70,686	$(138,012)	$(11,767)

Total comprehensive income	$281,846	$281,846	$372,208	$381,905	$(1,035,959)	$281,846

Successor
H. J. Heinz Corporation II and Subsidiaries

Condensed Consolidating Statements of Operations
Nine Months Ended September 28, 2014

	Holdings	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Sales	$—	$164,861	$2,711,434	$5,497,793	$(251,607)	$8,122,481
Cost of product sold	—	47,338	1,901,663	3,670,864	(251,607)	5,368,258
Gross profit	—	117,523	809,771	1,826,929	—	2,754,223
Selling, general and administrative expenses	—	78,041	425,522	1,035,646	—	1,539,209
Operating income	—	39,482	384,249	791,283	—	1,215,014
Interest expense/(income), net	—	465,029	20,237	(3,330)	—	481,936
Other (expense)/income, net	—	(20,279)	8,164	(89,126)	—	(101,241)
(Loss)/income before income taxes	—	(445,826)	372,176	705,487	—	631,837
Equity in earnings of subsidiaries	493,537	932,748	521,063	—	(1,947,348)	—
(Benefit from)/provision for income taxes	—	(6,615)	10,376	121,090	—	124,851
Net income	493,537	493,537	882,863	584,397	(1,947,348)	506,986
Less: Net income attributable to noncontrolling interest	—	—	—	13,449	—	13,449
Net income	$493,537	$493,537	$882,863	$570,948	$(1,947,348)	$493,537

Total comprehensive (loss)/income	$(6,977)	$(6,977)	$518,232	$168,740	$(679,995)	$(6,977)

Successor
H. J. Heinz Corporation II and Subsidiaries

Condensed Consolidating Statements of Operations
Period from February 8 - September 22, 2013

	Holdings	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Sales	$—	$75,818	$1,062,308	$2,123,815	$(111,938)	$3,150,003
Cost of product sold	—	405	908,986	1,639,685	(111,938)	2,437,138
Gross profit	—	75,413	153,322	484,130	—	712,865
Selling, general and administrative expenses	—	69,461	229,138	535,790	—	834,389
Operating income/(loss)	—	5,952	(75,816)	(51,660)	—	(121,524)
Interest expense, net	—	210,615	2,952	6,403	—	219,970
Other income/(expense), net	—	113,782	(1,122)	(3,654)	—	109,006
Loss from continuing operations before income taxes	—	(90,881)	(79,890)	(61,717)	—	(232,488)
Equity in (losses)/earnings of subsidiaries	(52,911)	(12,893)	64,939	—	865	—
Benefit from income taxes	—	(50,863)	(11,465)	(124,528)	—	(186,856)
(Loss)/income from continuing operations	(52,911)	(52,911)	(3,486)	62,811	865	(45,632)
Loss from discontinued operations, net of tax	—	—	—	(4,909)	—	(4,909)
Net (loss)/income	(52,911)	(52,911)	(3,486)	57,902	865	(50,541)
Less: Net income attributable to noncontrolling interest	—	—	—	2,370	—	2,370
Net (loss)/income	$(52,911)	$(52,911)	$(3,486)	$55,532	$865	$(52,911)

Total comprehensive income	$186,191	$186,191	$125,626	$195,887	$(507,704)	$186,191

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

Successor
H. J. Heinz Corporation II and Subsidiaries

Condensed Consolidating Balance Sheets
As of September 28, 2014

	Holdings	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS	(In thousands)
Current assets:
Cash and cash equivalents	$—	$1,240	$594,029	$2,258,840	$—	$2,854,109
Trade receivables	—	—	—	812,038	—	812,038
Other receivables	—	209,073	6,413	105,027	—	320,513
Receivables due from affiliates	—	77,881	40,392	224,025	(342,298)	—
Inventories:
Finished goods and work-in-process	—	—	500,855	684,803	—	1,185,658
Packaging material and ingredients	—	—	59,473	167,179	—	226,652
Total inventories	—	—	560,328	851,982	—	1,412,310
Prepaid expenses	—	16,385	29,180	109,579	(4,401)	150,743
Short-term lending due from affiliates	—	205,529	496,431	678,905	(1,380,865)	—
Other current assets	—	1,144	27,180	122,321	(64,380)	86,265
Total current assets	—	511,252	1,753,953	5,162,717	(1,791,944)	5,635,978
Property, plant and equipment:
Property, plant and equipment, gross	—	271,642	897,627	1,664,587	—	2,833,856
Less accumulated depreciation	—	34,505	184,384	213,265	—	432,154
Total property, plant and equipment, net	—	237,137	713,243	1,451,322	—	2,401,702
Other non-current assets:
Goodwill	—	—	8,718,583	6,449,008	—	15,167,591
Investments in subsidiaries	15,760,962	27,892,497	14,437,353	—	(58,090,812)	—
Trademarks, net	—	4,691,000	478,500	6,606,807	—	11,776,307
Other intangibles, net	—	455,573	632,587	818,191	—	1,906,351
Long-term lending due from affiliates	—	—	4,278,686	199,875	(4,478,561)	—
Other non-current assets	—	559,535	112,819	495,133	—	1,167,487
Total other non-current assets	15,760,962	33,598,605	28,658,528	14,569,014	(62,569,373)	30,017,736
Total assets	$15,760,962	$34,346,994	$31,125,724	$21,183,053	$(64,361,317)	$38,055,416

Successor
H. J. Heinz Corporation II and Subsidiaries

Condensed Consolidating Balance Sheets
As of September 28, 2014

	Holdings	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS EQUITY	(In thousands)
Current liabilities:
Short-term debt	$—	$—	$—	$904	$—	$904
Short-term lending due to affiliates	—	658,117	447,561	275,187	(1,380,865)	—
Portion of long-term debt due within one year	—	95,000	335	13,203	—	108,538
Trade payables	—	15,830	458,891	919,510	—	1,394,231
Payables due to affiliates	—	128,360	53,214	160,724	(342,298)	—
Other payables	—	24,501	22,321	70,624	—	117,446
Accrued trade promotions and marketing	—	—	45,982	283,691	—	329,673
Other accrued liabilities	—	207,760	106,410	378,774	(4,401)	688,543
Income taxes	—	317,554	12,603	210	(64,380)	265,987
Total current liabilities	—	1,447,122	1,147,317	2,102,827	(1,791,944)	2,905,322
Long-term debt and other non-current liabilities:
Long-term debt	—	12,501,167	1,765,809	263,454	—	14,530,430
Long-term borrowings due to affiliates	—	2,000,000	199,875	2,524,982	(4,724,857)	—
Deferred income taxes	—	2,421,510	169,116	1,363,748		3,954,374
Non-pension post-retirement benefits	—	5,078	137,088	49,220	—	191,386
Other non-current liabilities	—	211,155	31,976	214,190	—	457,321
Total long-term debt and other non-current liabilities	—	17,138,910	2,303,864	4,415,594	(4,724,857)	19,133,511
Redeemable noncontrolling interest	—	—	—	29,315	—	29,315
Total shareholder equity	15,760,962	15,760,962	27,674,543	14,409,011	(57,844,516)	15,760,962
Noncontrolling interest	—	—	—	226,306	—	226,306
Total equity	15,760,962	15,760,962	27,674,543	14,635,317	(57,844,516)	15,987,268
Total liabilities and equity	$15,760,962	$34,346,994	$31,125,724	$21,183,053	$(64,361,317)	$38,055,416

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

Successor
H. J. Heinz Corporation II and Subsidiaries

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 28, 2014

	Holdings	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities:	(In thousands)
Cash provided by operating activities	$416,516	$205,608	$572,502	$1,030,123	$(892,468)	$1,332,281
Investing activities:
Capital expenditures	—	(44,885)	(108,303)	(94,262)	—	(247,450)
Net payments on intercompany lending activities	—	(273,027)	(240,300)	(44,333)	557,660	—
Return of capital	123,484	—	—	—	(123,484)	—
Other items, net	—	14,072	18,533	5,626	—	38,231
Cash provided by/(used for) investing activities	123,484	(303,840)	(330,070)	(132,969)	434,176	(209,219)
Financing activities:
Payments on long-term debt	—	(71,250)	(674)	(2,673)	—	(74,597)
Proceeds from long-term debt	—	—	—	1,586	—	1,586
Net proceeds/(payments) on intercompany borrowing activities	—	648,532	(115,518)	24,646	(557,660)	—
Net payments on commercial paper and short-term debt	—	—	—	(11,338)	—	(11,338)
Dividends	(540,000)	(540,000)	(475,952)	—	1,015,952	(540,000)
Other items, net	—	13,794	—	—	—	13,794
Cash (used for)/provided by financing activities	(540,000)	51,076	(592,144)	12,221	458,292	(610,555)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(117,390)	—	(117,390)
Net (decrease)/increase in cash and cash equivalents	—	(47,156)	(349,712)	791,985	—	395,117
Cash and cash equivalents at beginning of period	—	48,396	943,741	1,466,855	—	2,458,992
Cash and cash equivalents at end of period	$—	$1,240	$594,029	$2,258,840	$—	$2,854,109

Successor
H. J. Heinz Corporation II and Subsidiaries

Condensed Consolidating Statements of Cash Flows
For the Period February 8 - September 22, 2013

	Holdings	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities:	(In thousands)
Cash (used for)/provided by operating activities	$—	$(201,763)	$196	$233,187	$(223,922)	$(192,302)
Investing activities:
Capital expenditures	—	(14,698)	(12,381)	(44,056)	—	(71,135)
Net proceeds/(payments) on intercompany lending activities	—	284,606	(5,161)	149,030	(428,475)	—
Additional investments in subsidiaries	(16,500,000)	—	—	—	16,500,000	—
Acquisition of business, net of cash on hand	—	(23,564,251)	407,067	1,662,897	—	(21,494,287)
Return of capital	180,000	—	—	—	(180,000)	—
Change in restricted cash	—	—	—	—	—	—
Other items, net	—	—	(3,126)	(163)	—	(3,289)
Cash (used for)/provided by investing activities	(16,320,000)	(23,294,343)	386,399	1,767,708	15,891,525	(21,568,711)
Financing activities:
Payments on long-term debt	—	(1,683,918)	(950,037)	(11,951)	—	(2,645,906)
Proceeds from long-term debt	—	12,568,875	—	4,859	—	12,573,734
Debt issuance costs	—	(320,824)	—	—	—	(320,824)
Net (payments)/proceeds on intercompany borrowing activities	—	(1,809,129)	1,449,730	(69,076)	428,475	—
Net payments on commercial paper and short-term debt	—	(1,600,000)	—	(56,924)	—	(1,656,924)
Dividends	(180,000)	(180,000)	(114,461)	(109,461)	403,922	(180,000)
Capital contribution	16,500,000	16,500,000	—	—	(16,500,000)	16,500,000
Other items, net	—	22,214	3,570	289	—	26,073
Cash provided by/(used for) financing activities	16,320,000	23,497,218	388,802	(242,264)	(15,667,603)	24,296,153
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(3,630)	—	(3,630)
Net increase in cash and cash equivalents	—	1,112	775,397	1,755,001	—	2,531,510
Cash and cash equivalents at beginning of period	—	—	—	—	—	—
Cash and cash equivalents at end of period	$—	$1,112	$775,397	$1,755,001	$—	$2,531,510

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Merger

Heinz has been a pioneer in the food industry for over 140 years and possesses one of the world's best and most recognizable brands - Heinz ®. The Company has a global portfolio of leading brands focused in three core categories, Ketchup and Sauces, Meals and Snacks, and Infant/Nutrition.

On August 1, 2014, the Company's Board of Directors approved a change to the Company's name from Hawk Acquisition Intermediate Corporation II to H. J. Heinz Corporation II.

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

Purchase Accounting Effects. The Merger was accounted for using the acquisition method of accounting which affected our results of operations in certain significant respects. The Sponsors' cost of acquiring the Company has been pushed-down to establish a new accounting basis for the Company. Accordingly, the accompanying interim condensed consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the Merger. The allocation of the total purchase price to the Company's net tangible and identifiable intangible assets were based on fair values as of the Merger date, as described further in Note 2 to the Financial Statements. The purchase accounting adjustment to inventory resulted in an increase in cost of products sold of approximately $259 million and $383 million in the three months and 15 weeks Successor periods ended September 22, 2013, respectively, as those products were sold to customers during the period subsequent to the Merger. The following are also reflected in our results of operations for the nine month period ended September 28, 2014 as compared with the comparable nine month period ended September 22, 2013:

•	Incremental amortization and depreciation of approximately $36 million on the step-up in basis of definite-lived tangible and intangible assets which was included within cost of products sold.

•	Incremental interest expense of $179 million related to new borrowings under the Senior Credit Facilities and the Exchange Notes issued in a private offering, in connection with the Merger.

•
The purchase accounting adjustment to eliminate pre Merger deferred pension costs resulted in a decrease in pension expense of approximately $17 million which was primarily reflected as a reduction in cost of products sold.

•
The purchase accounting adjustment to eliminate pre Merger deferred derivative gains related to foreign currency cash flow hedges resulted in an increase in cost of products sold of approximately $8 million.

Periods Presented

Successor - the condensed consolidated financial statements as of September 28, 2014, and for the period from February 8, 2013 through September 28, 2014. The accounts of Merger Subsidiary from inception on February 8, 2013 to the date of its merger into the Company on June 7, 2013 were included in the Successor period June 8, 2013 to December 29, 2013 as presented in the Registration Statement on Form S-4 which became effective May 7, 2014. The activity in Merger Subsidiary for the period February 8, 2013 to June 7, 2013 related primarily to the issuance of the Exchange Notes and recognition of associated issuance costs and interest expense. The cash was invested in a money market account until the completion of the Merger on June 7, 2013.

Transition period - the period from April 29, 2013 to December 29, 2013.

Predecessor - the condensed consolidated financial statements of the Company prior to the Merger on June 7, 2013.

Executive Overview

During the third quarter ended September 28, 2014, the Company's total sales were $2.59 billion, compared to $2.65 billion for the Successor period June 24 to September 22, 2013 (based on the Company's former fiscal month end). Volume decreased 3.9% primarily due to frozen meals and snacks category softness and share losses in our frozen potatoes and snacks businesses in U.S.

Consumer Products, softness in Indonesian cordials sales following the festive period and the transition to a new distributor network, chilled beverage product rationalization and reduced promotional activity in the tuna and seafood category in Australia, and raw material and packaging supply constraints in Venezuela. Net pricing increased sales by 2.4%, driven primarily by price increases in Venezuela. Unfavorable foreign exchange translation rates decreased sales by 0.4%. Sales decreased 0.2% due to divestitures.
In the third quarter ended September 28, 2014 and the Successor period from June 24 to September 22, 2013, gross profit, operating income and net income were significantly impacted by restructuring related costs and expenses. In addition, the Successor period from June 24 to September 22, 2013 was impacted by a non-cash charge to cost of sales for the step up in inventory value noted in The Merger section above.

Adjusted earnings before interest, tax, depreciation and amortization ("Adjusted EBITDA") increased $149 million or 30.1%, to $646 million, primarily reflecting the reduction in cost of products sold and SG&A due to efficiencies driven by restructuring and productivity initiatives. Refer to EBITDA & Adjusted EBITDA (from Continuing Operations) within the Non-GAAP Measures section below for our definition of Adjusted EBITDA.
See The Merger and Results of Continuing Operations sections for further analysis of our operating results for the quarter.

Restructuring and Productivity Initiatives

During the transition period and the first nine months of 2014, the Company invested in restructuring and productivity initiatives as part of its ongoing cost reduction efforts with the goal of driving efficiencies and creating fiscal resources that will be reinvested into the Company's business as well as to accelerate overall productivity on a global scale. As of September 28, 2014, these initiatives have resulted in the reduction of approximately 4,050 corporate and field positions across the Company's global business segments (excluding the factory closures noted below). Including charges incurred as of September 28, 2014, the Company currently estimates it will incur total charges of approximately $300 million related to severance benefits and other severance-related expenses related to the reduction in corporate and field positions, of which $289 million has been incurred through September 28, 2014. The ongoing annual cost savings is estimated to be approximately $250 million. The severance-related charges and cost savings assumptions that the Company expects to incur in connection with these work force reductions are subject to a number of assumptions and may differ from actual results. See Note 5, “Restructuring and Productivity Initiatives” for additional information on these productivity initiatives. There were no such charges in the first three months of 2013.
In addition, the Company has announced the planned closure of 5 factories across the U.S., Canada and Europe during 2014.  The number of employees expected to be impacted by these 5 plant closures and consolidation is approximately 1,600, of which 1,450 had left the Company as of September 28, 2014. The Company currently estimates it will incur charges of approximately $91 million related to severance benefits and other severance-related expenses related to these factory closures, of which $86 million has been incurred through September 28, 2014. In addition the Company will recognize accelerated depreciation on assets to be disposed of. The ongoing annual cost savings is estimated to be approximately $80 million. The severance-related charges and cost savings assumptions that the Company expects to incur in connection with these factory workforce reductions and factory closures are subject to a number of assumptions and may differ from actual results. The Company may also incur other charges not currently contemplated due to events that may occur as a result of, or related to, these cost reductions.

Furthermore, the Company announced the planned closure of an additional factory in Europe in the first half of 2015 due to the expiration of a license to manufacture a non-core product. The number of employees expected to be impacted by this plant closure is approximately 200. The Company expects to incur charges of approximately $12 million related to severance benefits and other severance-related expenses related to this factory closure which it recorded in the quarter ended September 28, 2014. In addition, the Company recognized $33 million in non-cash asset write-downs due to the planned closure.

The Company recorded pre-tax costs related to these productivity initiatives of $81 million and $338 million in the three and nine months ended September 28, 2014, respectively, which were recorded in the Non-Operating segment. See Note 5. Charges in the Successor period February 8 to September 22, 2013 and the Predecessor period December 24, 2012, to June 7, 2013 were $70 million and $6 million, respectively.

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

THREE MONTHS ENDED SEPTEMBER 28, 2014 (SUCCESSOR) AND SEPTEMBER 22, 2013 (SUCCESSOR)

Results of Continuing Operations

On October 21, 2013, our board of directors approved a change in our fiscal year-end from the Sunday closest to April 30 to the Sunday closest to December 31. As a result of this change, the Company filed its Annual Report for the transition period beginning on April 29, 2013 and ending on December 29, 2013 in its Registration Statement.

Sales were $2.59 billion for the quarter ended September 28, 2014 compared with $2.65 billion for the quarter ended September 22, 2013, a decrease of $53 million, or 2.0%. Volume decreased 3.9% primarily due to frozen meals and snacks category softness and share losses in our frozen potatoes and snacks businesses in U.S. Consumer Products, softness in Indonesian cordials sales following the festive period and the transition to a new distributor network, chilled beverage product rationalization and reduced promotional activity in the tuna and seafood category in Australia, and raw material and packaging supply constraints in Venezuela. Net pricing increased sales by 2.4%, driven primarily by price increases in Venezuela. Unfavorable foreign exchange rates decreased sales by 0.4%. Sales decreased 0.2% due to divestitures.

Gross profit was $916 million for the quarter ended September 28, 2014 compared with $660 million for the quarter ended September 22, 2013, an increase of $256 million, or 38.8%, and gross profit margin increased to 35.3% from 24.9%. The third quarter of 2014 included charges in cost of products sold for restructuring and productivity initiatives of $68 million (which are recorded in the non-operating segment). In addition, it included incremental costs totaling $23 million, primarily for additional logistics costs incurred related to the U.S. SAP go-live, which was launched in the second quarter of 2014, along with equipment relocation charges not specifically related to restructuring activities. The quarter ended September 22, 2013, incurred higher cost of products sold associated with the purchase accounting step up in inventory value of $259 million, and $21 million primarily in severance and employee benefit costs relating to the reduction of corporate and field positions across the Company. The remaining improvement in gross profit was due to reduced cost of products sold resulting from restructuring and productivity related initiatives.

Selling, general and administrative expenses ("SG&A") were $507 million for the quarter ended September 28, 2014 compared with $572 million for the quarter ended September 22, 2013, a decrease of $65 million, or 11.4%, and decreased as a percentage of sales to 19.5% from 21.6%. The third quarter of 2014 included charges for restructuring and productivity initiatives of $13 million (which are recorded in the non-operating segment). In addition, it included incremental costs totaling $41 million, primarily for additional warehousing and other logistics costs incurred related to the U.S. SAP go-live and employee benefit costs not associated with our restructuring activities (which are recorded in the non-operating segment). The quarter ended September 22, 2013, included $47 million primarily in severance and employee benefit costs relating to the reduction of corporate and field positions across the Company, professional fees, and contract and lease termination costs. The remaining decrease in SG&A is attributable to lower fixed selling and distribution and general and administrative expense primarily resulting from restructuring and productivity related initiatives and lower marketing expense.

Merger related costs in the quarter ended September 22, 2013 were $98 million consisting primarily of advisory fees, legal, accounting and other professional costs.

Net interest expense was $157 million for the quarter ended September 28, 2014 compared with $161 million for the quarter ended September 22, 2013, a decrease of $3 million, reflecting higher interest income as a result of higher average cash and cash equivalent balances.

Other expense, net, was $37 million for the quarter ended September 28, 2014 compared with $10 million for the quarter ended September 22, 2013, an increase of $28 million. The increase is primarily related to additional unrealized currency losses in the quarter ended September 28, 2014.

Tax expense was $40 million or 18.8% of pretax income for the quarter ended September 28, 2014, compared with a tax benefit of $176 million or 97.5% of pretax loss for the quarter ended September 22, 2013. The difference in effective tax rates is primarily driven by the prior year period including a $107 million benefit related to the impact on deferred taxes of a 300 basis point statutory tax rate reduction in the United Kingdom which was enacted during July 2013 as well as the prior year benefiting from significant restructuring charges recorded in the United States, which has a high relative statutory tax rate.

The net income from continuing operations attributable to H. J. Heinz Corporation II was $172 million for the quarter ended September 28, 2014 compared with a net loss from continuing operations of $7 million for the quarter ended September 22, 2013, an increase in income of $178 million period over period.

Adjusted EBITDA was $646 million for the quarter ended September 28, 2014 compared with $497 million for the quarter ended September 22, 2013, an increase of $149 million, or 30.1%, primarily reflecting the reduction in cost of products sold and SG&A due to efficiencies driven by restructuring and productivity initiatives.

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

North America

Sales for the North America segment were $982 million for the quarter ended September 28, 2014 compared with $1.05 billion for the quarter ended September 22, 2013, a decrease of $67 million, or 6.4%. Volume was down 5.5% primarily due to frozen meals and snacks category softness and share losses in our frozen potatoes and snacks businesses in U.S. Consumer Products and lower promotional activity in Canada, partially offset by U.S. Foodservice. Lower net price of 0.2% was due to increased promotional activity in U.S. Consumer Products, partially offset by a reduction in such activities in Canada. Unfavorable Canadian exchange rates decreased sales 0.7%.

Gross profit was $382 million for the quarter ended September 28, 2014 compared with $271 million for the quarter ended September 22, 2013, an increase of $111 million, or 41.1%, and gross profit margin increased to 38.9% from 25.8%. These increases are primarily related to lower cost of products sold as a result of various restructuring and productivity initiatives and the purchase accounting step up in inventory value of $115 million recorded in the quarter ended September 22, 2013, largely offset by the lower volumes noted above. Adjusted EBITDA was $281 million for the quarter ended September 28, 2014 compared with $261 million for the quarter ended September 22, 2013, an increase of $20 million, or 7.7%, reflecting the increase in gross profit noted above and lower SG&A primarily due to reduced costs related to workforce reductions and lower marketing spend.

Europe

Sales for Heinz Europe were $696 million for the quarter ended September 28, 2014 compared with $694 million for the quarter ended September 22, 2013, an increase of $2 million, or 0.3%. Volume was down 0.5% as increases in the U.K. soup and beans category and Sweden were offset by similar levels of declines across the rest of the segment. Net pricing decreased 1.4% as increased promotional activity in the U.K. and Italy to counteract category softness were partially offset by higher pricing in Eastern Europe. Favorable exchange rates increased sales 2.9%. The divestiture of a small soup business in Germany decreased sales 0.6%.

Gross profit was $296 million for the quarter ended September 28, 2014 compared with $186 million for the quarter ended September 22, 2013, an increase of $110 million, or 59.5%, and gross profit margin increased to 42.5% from 26.8%. These increases are primarily related to lower cost of products sold as a result of various restructuring and productivity initiatives and the purchase accounting step up in inventory value of $72 million recorded in the quarter ended September 22, 2013. Adjusted EBITDA was $205 million for the quarter ended September 28, 2014 compared with $144 million for the quarter ended September 22, 2013, an increase of $62 million, or 43.0%, reflecting the increase in gross profit and lower SG&A primarily related to productivity initiatives.

Asia/Pacific

Heinz Asia/Pacific sales were $476 million for the quarter ended September 28, 2014 compared with $532 million for the quarter ended September 22, 2013, a decrease of $57 million, or 10.6%. Volume decreased 9.9% largely a result of softness in Indonesian cordials sales following the festive period and the transition to a new distributor network, and chilled beverage product rationalization and reduced promotional activity in the tuna and seafood category in Australia. Pricing increased 1.5%, due to reduced promotional spend in Australia and increased pricing in China. Unfavorable foreign exchange translation rates, primarily in Indonesia, Australia and Japan, partially offset by favorable foreign exchange rates in New Zealand, decreased sales by 2.2%.

Gross profit was $149 million for the quarter ended September 28, 2014 compared with $102 million for the quarter ended September 22, 2013, an increase of $47 million, or 45.8%, and the gross profit margin increased to 31.4% from 19.2%. These increases are primarily related to lower cost of products sold as a result of various restructuring and productivity initiatives and the purchase accounting step up in inventory value of $67 million recorded in the quarter ended September 22, 2013. Adjusted EBITDA was $78 million for the quarter ended September 28, 2014 compared with $68 million for the quarter ended September 22, 2013, an increase of $10 million, or 15.0%, due to the increase in gross profit and lower SG&A primarily related to productivity initiatives.

Latin America

Sales for the Latin America segment were $266 million for the quarter ended September 28, 2014 compared with $212 million for the quarter ended September 22, 2013, an increase of $54 million, or 25.6%. Volume decreased 2.8% primarily in Venezuela, driven by raw material and packaging supply constraints, which were partially offset by increased volume from strong Heinz brand market share growth in Brazil. Pricing increased sales 29.6% primarily in Venezuela. Unfavorable foreign exchange rates primarily in Brazil decreased sales by 1.1%.

Gross profit was $111 million for the quarter ended September 28, 2014 compared with $60 million for the quarter ended September 22, 2013, an increase of $51 million, or 84.9%, while gross profit margin increased to 41.9% from 28.5%. These increases are primarily related to lower cost of products sold as a result of various restructuring and productivity initiatives and the purchase accounting step up in inventory value of $6 million recorded in the quarter ended September 22, 2013. Adjusted EBITDA was $70 million for the quarter ended September 28, 2014 compared with $30 million for the quarter ended September 22, 2013, an increase of $40 million, or 132.0%, due to the increase in gross profit and lower SG&A primarily related to productivity initiatives.

RIMEA

Sales for RIMEA were $174 million for the quarter ended September 28, 2014 compared with $160 million for the quarter ended September 22, 2013, an increase of $14 million, or 9.0%, period over period. Volume increased 10.5% as growth was realized across the segment. Pricing increased sales by 3.5%, largely due to price increases in Russia and India. Unfavorable foreign exchange rates decreased sales 5.1%.

Gross profit was $66 million for the quarter ended September 28, 2014 compared with $57 million for the quarter ended September 22, 2013, an increase of $9 million, or 16.3%, and gross profit margin increased to 38.0% from 35.6%. The gross profit margin improvement was primarily due to lower cost of products sold as a result of various restructuring and productivity initiatives. Adjusted EBITDA was $29 million for the quarter ended September 28, 2014 compared with $20 million for the quarter ended September 22, 2013, an increase of $10 million, or 49.0%, due to the increase in gross profit and lower SG&A primarily related to productivity initiatives.

NINE MONTHS ENDED SEPTEMBER 28, 2014 (SUCCESSOR), PERIOD FROM FEBRUARY 8 - SEPTEMBER 22, 2013 (SUCCESSOR), AND PERIOD FROM DECEMBER 24, 2012 - JUNE 7, 2013 (PREDECESSOR)

Results of Continuing Operations

Sales were $8.12 billion for the nine months ended September 28, 2014, compared with $3.15 billion for the Successor period from February 8 to September 22, 2013, and $5.20 billion for the Predecessor period from December 24, 2012 to June 7, 2013, a decrease of $231 million, or 2.8%, period over period. Volume decreased 3.3% primarily due to frozen meals and snacks category softness and share losses in our frozen potatoes, meals and snacks businesses in U.S. Consumer Products, soft soup and frozen meals categories in the U.K., chilled beverage product rationalization and reduced promotional activity in the tuna and seafood category in Australia, softness in Indonesian cordials sales following the transition to a new distributor network, and raw material and packaging supply constraints in Venezuela. Net pricing increased sales by 1.9%, driven by price increases in Venezuela,

Indonesia, China and India, and reduced trade promotions in US Foodservice, partially offset by increased promotional activity in US Consumer Products, the U.K. and Italy. Unfavorable foreign exchange rates decreased sales by 1.2%. Sales decreased 0.2% due to divestitures.

Gross profit was $2.75 billion for the nine months ended September 28, 2014, compared with $713 million for the Successor period from February 8 to September 22, 2013, and $1.89 billion for the Predecessor period from December 24, 2012 to June 7, 2013, an increase of $155 million, or 5.9%, period over period, while gross profit margin increased to 33.9% from 31.1%. The first nine months of 2014 included a non-cash impairment charge of $62 million on its indefinite lived trademarks, primarily in its North American frozen meals and snacks business due to continued category softness driving lower than anticipated sales. This impairment was recorded in the non-operating segment. The first nine months of 2014 included charges in cost of products sold for restructuring and productivity initiatives of $293 million (which are recorded in the non-operating segment) and incremental amortization of $36 million following the step-up in basis of definite-lived tangible and intangible assets due to purchase accounting adjustments. In addition, it included incremental costs totaling $45 million, primarily for additional logistics costs incurred related to the U.S. SAP go-live, along with equipment relocation charges and consulting and advisory charges not specifically related to restructuring activities (which are recorded in the non-operating segment). The Successor period February 8 to September 22, 2013, incurred higher cost of products sold associated with the purchase accounting step up in inventory value of $383 million. It also included $23 million primarily in severance and employee benefit costs relating to the reduction of corporate and field positions across the Company. Gross profit in the current year was positively impacted by reduced costs of product sold as a result of restructuring and productivity initiatives.

SG&A were $1.54 billion for the nine months ended September 28, 2014, compared with $681 million for the Successor period from February 8 to September 22, 2013, and $1.13 billion for the Predecessor period from December 24, 2012 to June 7, 2013, a decrease of $267 million, or 14.8%, period over period, and decreased as a percentage of sales to 18.9% from 21.6% period over period. The first nine months of 2014 included charges for restructuring and productivity initiatives of $45 million (which are recorded in the non-operating segment). In addition, it included incremental costs totaling $68 million, primarily for additional warehousing and other logistics costs incurred related to the U.S. SAP go-live and employee benefit costs not associated with our restructuring activities (which are recorded in the non-operating segment). The Successor period February 8 to September 22, 2013 included $47 million primarily in severance and employee benefit costs relating to the reduction of corporate and field positions across the Company. The remaining decrease in SG&A is attributable to lower fixed selling and distribution and general and administrative expense primarily resulting from restructuring and productivity related initiatives and lower marketing expense.

Merger related costs in the Successor period from February 8 to September 22, 2013 were $154 million consisting primarily of advisory fees, legal, accounting and other professional costs. In the Predecessor period, Merger related costs of $157 million include $48 million resulting from the acceleration of stock options, restricted stock units and other compensation plans pursuant to the existing change in control provisions of those plans, and $109 million of professional fees.

Net interest expense was $482 million for the nine months ended September 28, 2014, compared with $220 million for the Successor period from February 8 to September 22, 2013, and $120 million for the Predecessor period from December 24, 2012 to June 7, 2013, an increase of $142 million, reflecting higher average debt balances resulting from the Merger.

Prior to the Merger, Merger Subsidiary entered into interest rate swap agreements to mitigate exposure to variable rate debt that was raised to finance the acquisition. These agreements were not designated as hedging instruments prior to the Merger date, and as such, we recorded a gain of $118 million in the Successor period from February 8 to September 22, 2013 due to changes in fair value of these instruments, and separately reflected the gain in the accompanying condensed consolidated statement of operations. As a result of the Merger and the transactions entered into in connection therewith, we have assumed the liabilities and obligations of Merger Subsidiary. Upon consummation of the acquisition, these interest rate swaps with an aggregate notional amount of $9.0 billion met the criteria for hedge accounting and were designated as hedges of future interest payments.

Other expense, net, was $101 million for the nine months ended September 28, 2014, compared with $9 million for the Successor period from February 8 to September 22, 2013, and $183 million for the Predecessor period from December 24, 2012 to June 7, 2013, a decrease of $90 million. The decrease is primarily related to the costs for early extinguishment of debt ($129 million) related to the Merger and a $43 million charge in relation to the currency devaluation in Venezuela in the Predecessor period, partially offset by $85 million of currency losses in the nine months ended September 28, 2014, including $23 million realized in Venezuela (see Note 17), and a $15 million increase in net payments made on the cross currency swaps (see Note 16).

Tax expense was $125 million or 19.8% of pretax income for the nine months ended September 28, 2014, compared with a tax benefit of $187 million or 80.4% of pretax loss for the Successor period from February 8 to September 22, 2013, and tax expense of $160 million or 53.1% of pretax income for the Predecessor period from December 24, 2012 to June 7, 2013. The Predecessor period effective tax rate is higher than the current and Successor periods effective tax rates primarily due to significant repatriation costs incurred as a result of distributions of foreign earnings during the Predecessor period. The prior year Successor period included a $107 million benefit related to the impact on deferred taxes of a 300 basis point statutory tax rate reduction in the United Kingdom which was enacted during July 2013. Both the Predecessor and prior year Successor periods included nondeductible transaction costs which increased the effective tax rate in comparison with the current period. The Company's effective tax rate in 2014 is lower than the federal statutory rate of 35% primarily due to lower tax rates on earnings in certain foreign jurisdictions and the effects of tax free interest.

The net income from continuing operations attributable to H. J. Heinz Corporation II was $494 million for the nine months ended September 28, 2014, compared with a net loss from continuing operations of $48 million for the Successor period from February 8 to September 22, 2013, and net income from continuing operations of $135 million for the Predecessor period from December 24, 2012 to June 7, 2013, an increase of $407 million.

Adjusted EBITDA was $2.03 billion for the nine months ended September 28, 2014, compared with $581 million for the Successor period from February 8 to September 22, 2013, and $946 million for the Predecessor period from December 24, 2012 to June 7, 2013, an increase of $500 million, or 32.7%, primarily reflecting the reduction in cost of products sold and SG&A due to efficiencies driven by restructuring and productivity initiatives.

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

North America

Sales for the North America segment were $3.12 billion for the nine months ended September 28, 2014, compared with $1.22 billion for the Successor period from February 8 to September 22, 2013, and $2.09 billion for the Predecessor period from December 24, 2012 to June 7, 2013, a decrease of $196 million, or 5.9%, period over period. Volume was down 5.1% primarily due to frozen meals and snacks category softness and share losses in our frozen potatoes, meals and snacks businesses in U.S. Consumer Products. Higher net price of 0.2% reflects reduced trade promotions in U.S. Foodservice and Canada, offset by an increase in such activities in U.S. Consumer Products. Unfavorable Canadian exchange rates decreased sales 1.0%.

Gross profit was $1.25 billion for the nine months ended September 28, 2014, compared with $274 million for the Successor period from February 8 to September 22, 2013, and $800 million for the Predecessor period from December 24, 2012 to June 7, 2013, an increase of $180 million, or 16.7%, period over period, and gross profit margin increased to 40.1% from 32.4%. These increases are primarily related to lower cost of products sold as a result of various restructuring and productivity initiatives and the purchase accounting step up in inventory value of $174 million recorded in the Successor period February 8 to September 22, 2013, partially offset by lower volumes noted above and higher cost of products sold associated with the amortization of the purchase accounting adjustments relative to customer related assets. Adjusted EBITDA was $937 million for the nine months ended September 28, 2014, compared with $295 million for the Successor period from February 8 to September 22, 2013, and $517 million for the Predecessor period from December 24, 2012 to June 7, 2013, an increase of $125 million, or 15.5%, reflecting increase in gross profit noted above and lower SG&A primarily related to reduced costs related to workforce reductions and lower marketing spend.

Europe

Sales for Heinz Europe were $2.22 billion for the nine months ended September 28, 2014, compared with $815 million for the Successor period from February 8 to September 22, 2013, and $1.37 billion for the Predecessor period from December 24, 2012 to June 7, 2013, an increase of $44 million, or 2.0%, period over period. Volume was down 2.0% due primarily to soft soup and frozen meals category sales in the U.K., infant food in Italy, and, to a lesser extent, increased competition in the Benelux countries and Eastern Europe, partially offset by strong market performance in Sweden. Net pricing decreased 0.4% due to increased trade spend in the U.K. and Italy to counteract category softness partially offset by higher pricing in the Benelux countries and Eastern Europe. Favorable exchange rates increased sales 5.1%. The divestiture of a small soup business in Germany decreased sales 0.7%.

Gross profit was $946 million for the nine months ended September 28, 2014, compared with $200 million for the Successor period from February 8 to September 22, 2013, and $519 million for the Predecessor period from December 24, 2012 to June 7,

2013, an increase of $228 million, or 31.7%, period over period, while the gross profit margin increased to 42.5% from 32.9%. These increases are primarily related to lower cost of products sold as a result of various restructuring and productivity initiatives and the purchase accounting step up in inventory value of $106 million recorded in the Successor period February 8 to September 22, 2013, partially offset by higher cost of products sold associated with the amortization of the purchase accounting adjustments relative to customer related assets and lower volume. Adjusted EBITDA was $657 million for the nine months ended September 28, 2014, compared with $170 million for the Successor period from February 8 to September 22, 2013, and $292 million for the Predecessor period from December 24, 2012 to June 7, 2013, an increase of $195 million, or 42.2%, reflecting the increase in gross profit and lower SG&A primarily related to productivity initiatives.

Asia/Pacific

Heinz Asia/Pacific sales were $1.55 billion for the nine months ended September 28, 2014, compared with $653 million for the Successor period from February 8 to September 22, 2013, and $1.02 billion for the Predecessor period from December 24, 2012 to June 7, 2013, a decrease of $125 million, or 7.5%, period over period. Volume decreased 3.3% primarily as a result of chilled beverage product rationalization and reduced promotional activity in the tuna and seafood category in Australia, and softness in Indonesian cordials sales following the transition to a new distributor network. Pricing increased 1.9%, due to increased pricing in Indonesia and China, partially offset by increased promotional activity in New Zealand. Unfavorable foreign exchange rates primarily in Australia and Indonesia, decreased sales by 6.1%.

Gross profit was $488 million for the nine months ended September 28, 2014, compared with $118 million for the Successor period from February 8 to September 22, 2013, and $328 million for the Predecessor period from December 24, 2012 to June 7, 2013, an increase of $41 million, or 9.2%, period over period, while the gross profit margin increased to 31.5% from 26.6%. These increases are primarily related to lower cost of products sold as a result of the various restructuring and productivity initiatives undertaken in the prior year and the purchase accounting step up in inventory value of $90 million recorded in the Successor period February 8 to September 22, 2013, partially offset by higher cost of products sold associated with the amortization of the purchase accounting adjustments relative to customer related assets. Adjusted EBITDA was $258 million for the nine months ended September 28, 2014, compared with $84 million for the Successor period from February 8 to September 22, 2013, and $137 million for the Predecessor period from December 24, 2012 to June 7, 2013, an increase of $36 million, or 16.4%, due to the increase in gross profit and lower SG&A primarily related to restructuring and productivity initiatives.

Latin America

Sales for the Latin America segment were $665 million for the nine months ended September 28, 2014, compared with $251 million for the Successor period from February 8 to September 22, 2013, and $390 million for the Predecessor period from December 24, 2012 to June 7, 2013, an increase of $24 million, or 3.8%, period over period. Volume decreased 8.4% as product shortages in Venezuela, driven by raw material and packaging supply constraints, were partially offset by increased ketchup volume and market expansion in Mexico. Pricing increased sales 16.7% primarily in Venezuela. Unfavorable foreign exchange rates primarily in Brazil decreased sales by 4.5%.

Gross profit was $247 million for the nine months ended September 28, 2014, compared with $71 million for the Successor period from February 8 to September 22, 2013, and $122 million for the Predecessor period from December 24, 2012 to June 7, 2013, an increase of $54 million, or 27.7%, period over period, and gross profit margin increased to 37.2% from 30.2%. These increases are primarily related to lower cost of products sold as a result of the various restructuring and productivity initiatives undertaken in the prior year and the purchase accounting step up in inventory value of $8 million recorded in the Successor period February 8 to September 22, 2013, partially offset by higher cost of products sold associated with the amortization of the purchase accounting adjustments relative to customer related assets. Adjusted EBITDA was $132 million for the nine months ended September 28, 2014, compared with $35 million for the Successor period from February 8 to September 22, 2013, and $38 million for the Predecessor period from December 24, 2012 to June 7, 2013, an increase of $59 million, or 80.7%, reflecting the increase in gross profit and lower SG&A resulting from restructuring and productivity initiatives, primarily in Venezuela.

RIMEA

Sales for RIMEA were $565 million for the nine months ended September 28, 2014, compared with $208 million for the Successor period from February 8 to September 22, 2013, and $335 million for the Predecessor period from December 24, 2012 to June 7, 2013, an increase of $22 million, or 4.0%, period over period. Volume increased 8.2% led by growth in Russia and our Africa, Middle East and Turkey region. Pricing increased sales by 4.4%, largely due to increasing commodity prices in India and price increases on ketchup in the Middle East. Unfavorable foreign exchange rates decreased sales 8.6%.

Gross profit was $215 million for the nine months ended September 28, 2014, compared with $67 million for the Successor period from February 8 to September 22, 2013, and $123 million for the Predecessor period from December 24, 2012 to June 7, 2013, an increase of $25 million, or 13.0%, period over period, and gross profit margin increased to 38.2% from 35.1%. These increases are primarily related to lower cost of products sold as a result of the various restructuring and productivity initiatives undertaken in the prior year and the purchase accounting step up in inventory value of $5 million recorded in the Successor period February 8 to September 22, 2013, partially offset by higher cost of products sold associated with the amortization of the purchase accounting adjustments relative to customer related assets. Adjusted EBITDA was $103 million for the nine months ended September 28, 2014, compared with $27 million for the Successor period from February 8 to September 22, 2013, and $48 million for the Predecessor period from December 24, 2012 to June 7, 2013, an increase of $27 million, or 36.3%, primarily reflecting lower SG&A costs in Russia and India.

Liquidity and Financial Position

In connection with the Merger, the cash consideration was funded from equity contributions from the Sponsors and cash of the Company, as well as proceeds received by Merger Subsidiary in connection with the following debt financing pursuant to the Senior Credit Facilities and the Exchange Notes:

•
$9.5 billion in senior secured term loans, with tranches of 6 and 7 year maturities and fluctuating interest rates based on, at the Company's election, base rate or LIBOR plus a spread on each of the tranches, with respective spreads ranging from 125-150 basis points for base rate loans with a 2% base rate floor and 225-250 basis points for LIBOR loans with a 1% LIBOR floor. Prior to the Merger, Merger Subsidiary entered into interest rate swaps to mitigate exposure to the variable interest rates on these term loans and as a result, the rate on future interest payments beginning in January 2015 and extending through July 2020 have been fixed at an average fixed rate of 2.1%,

•
$2.0 billion senior secured revolving credit facility with a 5 year maturity and a fluctuating interest rate based on, at the Company's election, base rate or LIBOR, with respective spreads ranging from 50-100 basis points for base rate loans and 150-200 basis points for LIBOR loans, on which nothing is currently, or has been, drawn, and

•	$3.1 billion of 4.25% Exchange Notes.

Cash provided by operating activities was $1.3 billion for the nine months ended September 28, 2014, compared to cash used for operating activities of $192 million for the Successor period February 8 to June 23, 2013 and cash provided by operating activities of $668 million for the Predecessor period December 24, 2012 to June 7, 2013. The increase primarily reflects operating losses in the transition period resulting from merger and restructuring related costs and charges incurred on the early extinguishment of debt as well as a reduction in cash taxes paid during 2014. In addition favorable movements in accounts receivable and accounts payable along with reduced pension contributions were partially offset by unfavorable movements in inventory and accrued liabilities. Cash used in the current year in relation to productivity and restructuring initiatives totaled $180 million.

Cash used for investing activities totaled $209 million for the nine months ended September 28, 2014, compared to $21.6 billion for the Successor period February 8 - September 22, 2013, which included the merger consideration, net of cash on hand, of $21.5 billion, and $258 million for the Predecessor period December 24, 2012 - June 7, 2013. Other than the merger consideration, the decline is due to reduced capital expenditures and increased proceeds from disposals of property, plant and equipment.

Cash used for financing activities totaled $611 million for the nine months ended September 28, 2014, compared to cash provided by financing activities of $24.3 billion for the Successor period February 8 - September 22, 2013 and cash used for financing activities of $481 million in the Predecessor period December 24, 2012 - June 7, 2013. The merger was funded by equity contributions from the Sponsors totaling $16.5 billion as well as proceeds of approximately $11.5 billion under Senior Credit Facilities (of which $9.5 billion was drawn at the close of the transaction), and $3.1 billion upon the issuance of the Exchange Notes. The Company used such proceeds, which was partially offset by $321 million of debt issuance costs, to repay $4.2 billion of the Predecessor's outstanding short and long term debt and associated hedge contracts, as well as decreases in net proceeds on commercial paper and short term debt in the prior year.

Berkshire Hathaway has an $8.0 billion preferred stock investment in Parent which requires a 9.0% annual dividend to be paid quarterly in cash or in-kind.  The Company made distributions totaling $540 million in cash to Hawk Acquisition Intermediate Corporation I (the immediate parent of Holdings) during the nine months ended September 28, 2014, and expects to continue to make quarterly cash distributions to fund this dividend.

The effect of exchange rate changes on cash and cash equivalents was unfavorable by $117 million during the nine months ended September 28, 2014 due to adverse exchange rate movements primarily in the pound sterling and euro, both in relation to the USD.

At September 28, 2014, the Company had total debt of $14.6 billion and cash and cash equivalents of $2.9 billion. The Senior Credit Facilities contain certain customary representations and warranties, affirmative covenants and events of default. As of September 28, 2014, the Company is in compliance with these credit facility covenants.

Prior to the Merger, our intent was to reinvest the accumulated earnings of our foreign subsidiaries in our international operations, except where remittance could be made tax free in certain situations, and our plans did not demonstrate a need to repatriate them to fund our U.S. cash requirements. Accordingly, a liability for the related deferred income taxes was not reflected in the Company's financial statements. While we continue to expect to reinvest a substantial portion of the future earnings of our foreign subsidiaries in our international operations, as of the Merger date we determined that a portion of our accumulated unremitted foreign earnings were likely to be needed to meet U.S. cash needs. For the portion of unremitted foreign earnings determined not to be permanently reinvested as of September 28, 2014, a deferred tax liability of approximately $131 million is currently recorded. The Company currently anticipates repatriating a substantial portion of the accumulated unremitted earnings which are no longer permanently reinvested during 2014 resulting in the utilization of the majority of its foreign tax credit carryforwards. The Company’s 2013 and 2014 repatriation plans have provided access to international cash which is expected to meet the U.S. cash requirements for the foreseeable future.

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

Venezuela- Foreign Currency and Inflation

We apply highly inflationary accounting to our business in Venezuela. Under highly inflationary accounting, the financial statements of our Venezuelan subsidiary are remeasured into our reporting currency (U.S. dollars), based on the exchange rate at which we expect to remit dividends in U.S. dollars, (which we currently determine to be the official exchange rate of 6.30 BsF/US$). Exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than accumulated other comprehensive loss on the balance sheet, until such time as the economy is no longer considered highly inflationary. The impact of applying highly inflationary accounting for Venezuela on our consolidated financial statements is therefore dependent upon movements in the official exchange rate between the Venezuelan bolivar fuerte and the U.S. dollar.
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
In February 2014, the Venezuelan government established a new foreign exchange market mechanism (SICAD II), which became effective on March 24, 2014 and may be the market through which U.S. dollars will be obtained for the remittance of dividends. This market has significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms. Between March 24, 2014 and September 28, 2014 the published weighted average daily exchange rate was between 49.02 bolivars per USD and 51.86 bolivars per USD. The Company has had limited access to the SICAD II market mechanism and has converted 164 million bolivars into $3 million USD, recognizing a transactional currency loss of $2 million and $23 million for the three and nine months ended September 28, 2014, respectively, which has been recorded in other expense, net, in the condensed consolidated statements of operations.
The Company has also had access to, and had settlements at, the current official rate in this period and has outstanding requests for settlement at the official rate. Management continues to believe the official rate is legally available and appropriate for the

Company's operations in Venezuela.  While there is considerable uncertainty with respect to the actual rates to be realized in the circumstances, as of September 28, 2014 we continue to believe it is appropriate to remeasure our Venezuelan monetary assets and liabilities at the official rate of 6.30 bolivars per U.S. dollar. The amount of net monetary assets and liabilities included in our Venezuelan subsidiary’s balance sheet was $144 million at September 28, 2014.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. In addition, the Company has purchase obligations for materials, supplies, services, and property, plant and equipment as part of the ordinary conduct of business. A few of these obligations are long-term and are based on minimum purchase requirements. Certain purchase obligations contain variable pricing components, and, as a result, actual cash payments are expected to fluctuate based on changes in these variable components. Due to the proprietary nature of some of the Company's materials and processes, certain supply contracts contain penalty provisions for early terminations. The Company does not believe that a material amount of penalties are reasonably likely to be incurred under these contracts based upon historical experience and current expectations. There have been no material changes to contractual obligations during the nine months ended September 28, 2014. For additional information, refer to Company's Registration Statement on Form S-4 which became effective May 7, 2014.

As of the end of the third quarter of 2014, the total potential cash payments for gross unrecognized tax benefits for uncertain tax positions, including an accrual of related interest and penalties along with positions only impacting the timing of tax benefits, was approximately $80 million. The timing of payments will depend on the progress of examinations with tax authorities. The Company does not expect a significant tax payment related to these obligations within the next year. The Company is unable to make a reasonably reliable estimate as to when cash settlements with taxing authorities may occur.

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

	Successor
	June 30 - September 28, 2014	June 24 - September 22, 2013
	(13 weeks)	(13 weeks)

Income/(loss) from continuing operations, net of tax	$173,981	$(4,495)
Interest expense, net	157,469	160,911
Provision for/(benefit from) income taxes	40,227	(175,729)
Depreciation, including accelerated depreciation for restructuring	70,571	72,272
Amortization	24,681	20,771
EBITDA	$466,929	$73,730

Amortization of inventory step-up	—	259,195
Merger related costs	—	97,798
Severance related costs	29,059	64,915
Asset write-offs	38,429	—
Other exit and implementation restructuring costs	10,617	2,444
Other special items	59,987	(10,937)
Other expense, net (excluding amortization)	37,450	9,819
Stock based compensation	3,978	—
Adjusted EBITDA	$646,449	$496,964

	Successor		Predecessor
	December 30, 2013 - September 28, 2014	February 8 - September 22, 2013	December 24, 2012 - June 7, 2013
	(39 weeks)	(15 weeks)	(24 weeks)
	(Unaudited)
	(In thousands)
Income/(loss) from continuing operations, net of tax	$506,986	$(45,632)	$141,350
Interest expense, net	481,936	219,970	120,200
Provision for/(benefit from) income taxes	124,851	(186,856)	160,166
Depreciation, including accelerated depreciation for restructuring	354,298	85,110	143,516
Amortization	74,324	22,256	21,044
EBITDA	$1,542,395	$94,848	$586,276

Amortization of inventory step-up	—	383,300	—
Merger related costs	—	153,791	157,002
Severance related costs	112,756	67,500	1,866
Asset write-offs	48,718	—	—
Other exit and implementation restructuring costs	48,985	2,444	3,659
Loss from extinguishment of debt	—	—	129,367
Unrealized gain on derivative instruments	—	(117,934)	—
Other special items	106,029	(11,445)	(11,908)
Foodstar earn-out	—	—	12,081
Other expense, net (excluding amortization)	101,241	8,928	49,446
Stock based compensation	6,162	—	18,520
Impairment loss on indefinite-lived trademarks	61,774	—	—
Adjusted EBITDA	$2,028,060	$581,432	$946,309

Adjusted EBITDA in the three and nine months ended September 28, 2014, increased $149 million or 30.1%, to $646 million, and $500 million or 32.7% to $2.0 billion, respectively, primarily reflecting the reduction in cost of products sold and SG&A due to efficiencies driven by prior year productivity initiatives.

Discussion of Significant Accounting Estimates
In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with GAAP. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company addresses in its Annual Report for the transition period ended December 29, 2013 included in the Registration Statement on Form S-4, which became effective May 7, 2014, its most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. No changes to such policies as discussed in the Registration Statement have occurred as of September 28, 2014.

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
There have been no material changes in the Company’s market risk during the nine months ended September 28, 2014. For additional information, refer to the Company's Annual Report on Form 10-KT for the transition period ended December 29, 2013 included in the Registration Statement on Form S-4, which became effective May 7, 2014.

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

(b) Changes in Internal Control over Financial Reporting

During the nine months ended September 28, 2014, the Company continued its implementation of SAP software across operations in the U.S and Russia. As appropriate, the Company is modifying the design and documentation of internal control processes and procedures relating to the new systems to simplify and harmonize existing internal control over financial reporting. There were no additional changes in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 5.	Other Information
Nothing to report under this item.

Item 6.	Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K are listed below. Documents not designated as being incorporated herein by reference are filed herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.

3(i)
Amendment of Certificate of Incorporation of Hawk Acquisition Intermediate Corporation II, reflecting change of name to H. J. Heinz Corporation II, effective August 1, 2014, is incorporated herein by reference to the Company’s 10-Q filing dated August 12, 2014.

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

H. J. HEINZ CORPORATION II
(Registrant)
Date:	November 7, 2014
		By:	/s/ Paulo Basilio
Paulo Basilio
Chief Financial Officer
(Principal Financial Officer)

Date:	November 7, 2014
		By:	/s/ Robert Bonacci
Robert Bonacci
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX
DESCRIPTION OF EXHIBIT
Exhibits required to be filed by Item 601 of Regulation S-K are listed below. Documents not designated as being incorporated herein by reference are filed herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.

3(i)
Amendment of Certificate of Incorporation of Hawk Acquisition Intermediate Corporation II, reflecting change of name to H. J. Heinz Corporation II, effective August 1, 2014 is incorporated herein by reference to the Company’s 10-Q filing dated August 12, 2014.

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