Form 10-K
period 2014-12-28
H. J. Heinz Corp II
filed 2015-03-13
CIK 1600508

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2014
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-3385
H. J. HEINZ CORPORATION II
(Exact name of registrant as specified in its charter)

Delaware	46-2246679
(State of Incorporation)	(I.R.S. Employer Identification No.)
One PPG Place	15222
Pittsburgh, Pennsylvania	(Zip Code)
(Address of principal executive offices)
412-456-5700
(Registrant’s telephone number)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☑     No ☐
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
None of the voting or non-voting common equity of the registrant is held by non-affiliates or of the registrant. There is no public market for any class of common equity of the registrant.
The number of shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding as of December 28, 2014, was 1,000 shares.

Introductory Note
On August 1, 2014, the Company's Board of Directors approved a change to the Company's name from Hawk Acquisition Intermediate Corporation II to H. J. Heinz Corporation II.
On June 7, 2013, H. J. Heinz Company ("Heinz") was acquired by H.J. Heinz Holding Corporation (formerly known as Hawk Acquisition Holding Corporation) (“Parent”), a Delaware corporation controlled by Berkshire Hathaway Inc. (“Berkshire Hathaway”) and 3G Special Situations Fund III, L.P. (“3G Capital,” and together with Berkshire Hathaway, the “Sponsors”), pursuant to the Agreement and Plan of Merger, dated February 13, 2013 (the “Merger Agreement”), as amended by the Amendment to Agreement and Plan of Merger, dated March 4, 2013 (the “Amendment”), by and among Heinz, Parent and Hawk Acquisition Sub, Inc., a Pennsylvania corporation and an indirect wholly owned subsidiary of Parent (“Merger Subsidiary”), in a transaction hereinafter referred to as the “Merger.” As a result of the Merger, Merger Subsidiary merged with and into Heinz, with Heinz surviving as a wholly owned subsidiary of H. J. Heinz Corporation II (formerly Hawk Acquisition Intermediate Corporation II) ("Holdings"), which in turn is an indirect wholly owned subsidiary of Parent. Each of the Sponsors own 425 million shares of common stock in Parent which, in turn, indirectly holds 1,000 shares of common stock in Holdings. In addition, Berkshire Hathaway has an $8.0 billion preferred stock investment in Parent which entitles it to a 9.0% annual dividend, and warrants to purchase approximately 46 million additional shares of common stock in Parent. See Note 4, "Merger and Acquisition" in Item 8—“Financial Statements and Supplementary Data”, for further information on the Merger.
Unless the context otherwise requires, the terms "we," "us," "our" and the "Company" refer, collectively, to Holdings, Heinz, and its subsidiaries.
The total cash consideration paid in connection with the Merger was approximately $28.75 billion, which was funded from equity contributions from the Sponsors, as well as proceeds received by Merger Subsidiary in connection with debt financing provided by JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association and a syndicate of other lenders pursuant to a new senior secured credit facility (the “Senior Credit Facilities”) and upon the issuance of the Notes (as defined and described herein).
As a result of the Merger and the transactions entered into in connection therewith, we have inherited the liabilities and obligations of Merger Subsidiary, including Merger Subsidiary's obligations under the Senior Credit Facilities. The Senior Credit Facilities consisted of (i)(a) term B-1 loans in an aggregate principal amount of $2.95 billion (the “B-1 Loans”) and (b) term B-2 loans in aggregate principal amount of $6.55 billion (the “B-2 Loans”) in each case under the new senior secured term loan facilities (the “Term Loan Facilities”) and (ii) revolving loans of up to $2 billion (including revolving loans, swingline loans and letters of credit), a portion of which may be denominated in Euro, Sterling, Australian Dollars, Japanese Yen or New Zealand Dollars, under the new senior secured revolving loan facilities (the “Revolving Credit Facilities”). Concurrently with the consummation of the Merger, the full amount of the term loan was drawn, and no revolving loans were drawn. During the fourth quarter of 2014, the Company repaid $132.75 million of the B-1 Loans and $867.25 million of the B-2 Loans outstanding. In addition, in the first quarter of 2015, the Company issued $2.0 billion in aggregate principal amount of 4.875% Second Lien Senior Secured Notes due 2025. The net proceeds from this offering were used to repay $650.2 million of the B-1 Loans and $1,309.8 million of the B-2 Loans and outstanding. See Note 11, "Debt and Financing Arrangements" in Item 8—“Financial Statements and Supplementary Data” for more details.
Also on June 7, 2013, in connection with the Merger, we executed a Joinder Agreement (the “Purchase Agreement Joinder”) to the Purchase Agreement, dated March 22, 2013 (the “Purchase Agreement”), among Merger Subsidiary, Parent and the several initial purchasers named in the schedule thereto (the “Initial Purchasers”), relating to the issuance and sale by Merger Subsidiary to the Initial Purchasers of $3.1 billion in aggregate principal amount of Merger Subsidiary's 4.25% Second Lien Senior Secured Notes due 2020 (the “Exchange Notes”), pursuant to which the H. J. Heinz Company and certain of its subsidiaries became parties to the Purchase Agreement. On June 7, 2013, the Company entered into a supplemental indenture (the "Supplemental Indenture") to the Indenture dated as of April 1, 2013 governing the Exchange Notes pursuant to which the Company assumed all of the obligations of Merger Subsidiary as issuer of the Exchange Notes.
The Company was required to cause an exchange offer registration statement for the Exchange Notes to be declared effective by the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended ("Securities Act") and to consummate the exchange offer not later than 365 days after the Merger closing date. The Company filed a Registration Statement for such an exchange offer on such Exchange Notes which became effective on May 7, 2014. See Note 22, "Supplemental Financial Information" in Item 8—“Financial Statements and Supplementary Data” for more details.
We refer to the Merger and the related transactions, including the issuance and sale of the Senior Notes, the entering into the Purchase Agreement Joinder, the Supplemental Indenture and the borrowings under the Senior Credit Facilities, as the “Transactions.”
As a result of the Merger, Heinz's common stock is no longer publicly traded.

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

•	the ability to successfully complete cost reduction programs and increase productivity, including our restructuring and productivity initiatives,

•	the ability to effectively integrate acquired businesses,

•	new products, packaging innovations, and product mix,

•	the effectiveness of advertising, marketing, and promotional programs,

•	supply chain efficiency,

•	cash flow initiatives,

•	risks inherent in litigation, including tax, consumer and environmental litigation,

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

•
not meeting expectations or future growth rates or significant changes in specific valuation factors outside of our control, such as discount rates, leading to the possibility of one or more trademarks and or goodwill becoming impaired in the future,

•	the possibility of increased pension expense and contributions and other people-related costs,

•	the potential adverse impact of natural disasters, such as flooding and crop failures, and the potential impact of climate change, as well as environmental issues in our activities,

•	the ability to implement new information systems, potential disruptions due to failures in information technology systems, and risks associated with social media, and

•	other factors described in "Risk Factors" below.

The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by the securities laws.

PART I

Item 1.	Business.
Heinz was incorporated in Pennsylvania on July 27, 1900. In 1905, it succeeded to the business of a partnership operating under the same name which had developed from a food business founded in 1869 in Sharpsburg, Pennsylvania by Henry J. Heinz. Heinz has been a pioneer in the food industry for over 140 years and possesses one of the world's best and most recognizable brands - Heinz ®. The Company has a global portfolio of leading brands focused in three core categories, Ketchup and Sauces, Meals and Snacks, and Infant/Nutrition. The Company's principal products include ketchup, condiments and sauces, frozen food, soups, beans and pasta meals, infant nutrition and other food products.
The Company's products are manufactured and packaged to provide safe, wholesome foods for consumers, as well as foodservice and institutional customers. Many products are prepared from recipes developed in the Company's innovation and research centers. Ingredients are carefully selected, inspected and passed on to factory kitchens where they are processed, after which the intermediate product is filled automatically into containers of glass, metal, plastic, paper or fiberboard, which are then sealed. Products are prepared by sterilization, blending, fermentation, pasteurization, homogenization, chilling, freezing, pickling, drying, freeze drying, baking or extruding, then labeled and cased for market. Quality assurance procedures are designed for each product and process and applied for quality and compliance with applicable laws.
The Company manufactures (and contracts for the manufacture of) its products from a wide variety of raw food materials. Pre-season contracts are made with farmers and suppliers for certain raw materials such as a portion of the Company's requirements of tomatoes, cucumbers, potatoes, onions and some other fruits and vegetables. Ingredients, such as dairy products, meat, sugar and other sweeteners, including high fructose corn syrup, spices, flour and fruits and vegetables, are purchased from approved suppliers.
The following table lists the number of the Company's principal food processing factories and major trademarks by region:

	Factories
	Owned	Leased	Major Owned and Licensed Trademarks
North America	13	2
Heinz, Classico, Jack Daniel’s*, Wyler’s, Heinz Bell ’Orto, Chef Francisco, Ore-Ida, Bagel Bites, Weight Watchers* Smart Ones, Poppers, T.G.I. Friday’s*, Delimex, Escalon, PPI, Nancy’s, Lea & Perrins, Renee’s Gourmet, HP

Europe	13	—	Heinz, Orlando, Karvan Cevitam, Roosvicee, Weight Watchers*, Farley’s, Plasmon, Nipiol, Pudliszki, Honig, De Ruijter, Lea & Perrins, HP, Amoy*, Daddies, Wyko, Benedicta
Asia/Pacific	18	—
Heinz, Wattie’s, ABC, Farley’s, Greenseas, Ocean Blue, Ox & Palm, Ore-Ida, Lea & Perrins, HP, Classico, Weight Watchers*, Cottee’s, Complan, Glucon D, Golden Circle, Original Juice Co., Master, Guanghe

Latin America	4	1	Heinz, HP, Lea & Perrins, Classico, Quero
RIMEA	6	1	Heinz, Farley’s, Complan, HP, Lea & Perrins, Classico, Wattie’s
	54	4	* Used under license

The Company also owns or leases office space, warehouses, distribution centers and research and other facilities throughout the world. The Company's food processing factories and principal properties are in good condition and are satisfactory for the purposes for which they are being utilized.
The Company has developed or participated in the development of certain of its equipment, manufacturing processes and packaging, and maintains patents and has applied for patents for some of those developments. The Company regards these patents and patent applications as important but does not consider any one or group of them to be materially important to its business as a whole.
Although crops constituting some of the Company's raw food ingredients are harvested on a seasonal basis, most of the Company's products are produced throughout the year. Seasonal factors inherent in the business have always influenced the quarterly sales, operating income and cash flows of the Company. Consequently, comparisons between quarters have always been more meaningful when made between the same quarters of prior years.
The products of the Company are sold under highly competitive conditions, with many large and small competitors. The Company regards its principal competition to be other manufacturers of prepared foods, including branded retail products, foodservice products and private label products, that compete with the Company for consumer preference, distribution, shelf space and merchandising support. Product quality and consumer value are important areas of competition.

The Company's products are sold through its own sales organizations and through independent brokers, agents and distributors to chain, wholesale, cooperative and independent grocery accounts, convenience stores, bakeries, pharmacies, mass merchants, club stores, foodservice distributors and institutions, including hotels, restaurants, hospitals, health-care facilities, and certain government agencies. For the year ended December 28, 2014, the Successor period from February 8, 2013 through December 29, 2013, the Predecessor period from April 29, 2013 through June 7, 2013, Fiscal 2013, and Fiscal 2012, one customer, Wal-Mart Stores Inc., represented approximately 10% of the Company’s sales. In addition, the Company has sales to a third party which is controlled by one of the Sponsors totaling less than 1% of the Company's consolidated net sales. We closely monitor the credit risk associated with our customers and to date have not experienced material losses.
Compliance with the provisions of national, state and local environmental laws and regulations has not had a material effect upon the capital expenditures, earnings or competitive position of the Company. The Company’s estimated capital expenditures for environmental control facilities for the remainder of 2015 and the succeeding fiscal year are not material and are not expected to materially affect the earnings, cash flows or competitive position of the Company.
The Company's factories are subject to inspections by various governmental agencies in the U.S. and other countries where the Company does business, including the United States Department of Agriculture, and the Occupational Health and Safety Administration, and its products must comply with the applicable laws, including food and drug laws, such as the Federal Food and Cosmetic Act of 1938, as amended, and the Federal Fair Packaging or Labeling Act of 1966, as amended, of the jurisdictions in which they are manufactured and marketed.
The Company had approximately 24,500 full time employees at December 28, 2014.
Segment information is set forth in this report in Note 6, “Segment Information” in Item 8—“Financial Statements and Supplementary Data.”
Income from international operations is subject to fluctuation in currency values, export and import restrictions, foreign ownership restrictions, economic controls and other factors. From time to time, exchange restrictions imposed by various countries have restricted the transfer of funds between countries and between the Company and its subsidiaries. To date, such exchange restrictions have not had a material adverse effect on the Company’s operations.
The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge on the Company’s web site at www.heinz.com, as soon as reasonably practicable after being filed or furnished to the SEC. Our reports filed with the SEC are also made available on its website at www.sec.gov.

Item 1A.	Risk Factors.
In addition to the factors discussed elsewhere in this report, the following risks and uncertainties could materially and adversely affect the Company’s business, financial condition, and results of operations. Additional risks and uncertainties that are not presently known to the Company or are currently deemed by the Company to be immaterial also may impair the Company’s business operations and financial condition.
Risks Related to Our Business
Competitive product and pricing pressures in the food industry and the financial condition of customers and suppliers could adversely affect the Company’s ability to gain or maintain market share and/or profitability.
The Company operates in the highly competitive food industry, competing with other companies that have varying abilities to withstand changing market conditions. Any significant change in the Company’s relationship with a major customer, including changes in product prices, sales volume, or contractual terms may impact financial results. Such changes may result because the Company’s competitors may have substantial financial, marketing, and other resources that may change the competitive environment. Private label brands sold by retail customers, which are typically sold at lower prices, are a source of competition for certain of our product lines. Such competition could cause the Company to reduce prices and/or increase capital, marketing, and other expenditures, or could result in the loss of category share. Such changes could have a material adverse impact on the Company’s net income. As the retail grocery trade continues to consolidate, the larger retail customers of the Company could seek to use their positions to improve their profitability through lower pricing and increased promotional programs. If the Company is unable to use its scale, marketing expertise, product innovation, and category leadership positions to respond to these changes, or is unable to increase its prices, its profitability and volume growth could be impacted in a materially adverse way. The success of our business depends, in part, upon the financial strength and viability of our suppliers and customers. The financial condition of those suppliers and customers is affected in large part by conditions and events that are beyond our control. A significant deterioration of their financial condition could adversely affect our financial results.

The Company’s performance may be adversely affected by economic and political conditions in the U.S. and in various other nations where it does business.
The Company’s performance has been in the past and may continue in the future to be impacted by economic and political conditions in the United States and in other nations. Such conditions and factors include changes in applicable laws and regulations, including changes in food and drug laws, accounting standards and critical accounting estimates, taxation requirements and environmental laws. Other factors impacting our operations in the U.S., Venezuela, Russia and other international locations where the Company does business include export and import restrictions, currency exchange rates, currency devaluation, recessionary conditions, foreign ownership restrictions, nationalization, the impact of hyperinflationary environments, terrorist acts, and political unrest. Such factors in either domestic or foreign jurisdictions could materially and adversely affect our financial results. For further information on Venezuela, see “Venezuela- Foreign Currency and Inflation” in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".
Increases in the cost and restrictions on the availability of raw materials could adversely affect our financial results.
The Company sources raw materials including agricultural commodities such as tomatoes, cucumbers, potatoes, onions, other fruits and vegetables, dairy products, meat, sugar and other sweeteners, including high fructose corn syrup, spices, and flour, as well as packaging materials such as glass, plastic, metal, paper, fiberboard, and other materials and inputs such as water, in order to manufacture products. The availability or cost of such commodities may fluctuate widely due to government policy and regulation, crop failures or shortages due to plant disease or insect and other pest infestation, weather conditions, potential impact of climate change, increased demand for biofuels, or other unforeseen circumstances. Additionally, the cost of raw materials and finished products may fluctuate due to movements in cross-currency transaction rates. To the extent that any of the foregoing or other unknown factors increase the prices of such commodities or materials and the Company is unable to increase its prices or adequately hedge against such changes in a manner that offsets such changes, the results of its operations could be materially and adversely affected. Similarly, if supplier arrangements and relationships result in increased and unforeseen expenses, the Company’s financial results could be materially and adversely impacted.
Our results of operations could be affected by natural events in the locations in which we or our customers, suppliers or regulators operate.
We may be impacted by severe weather and other geological events, including hurricanes, earthquakes, floods or tsunamis that could disrupt our operations or the operations of our customers, suppliers and regulators. Natural disasters or other disruptions at any of our facilities or our suppliers’ facilities may impair or delay the delivery of our products. Influenza or other pandemics could disrupt production of the Company’s products, reduce demand for certain of the Company’s products, or disrupt the marketplace in the foodservice or retail environment with consequent material adverse effects on the Company’s results of operations. While we insure against certain business interruption risks, we cannot provide any assurance that such insurance will compensate us for any losses incurred as a result of natural or other disasters. To the extent the Company is unable to, or cannot, financially mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single location, there could be a material adverse effect on our business and results of operations, and additional resources could be required to restore our supply chain.
Higher energy costs and other factors affecting the cost of producing, transporting, and distributing the Company’s products could adversely affect our financial results.
Rising fuel and energy costs may have a significant impact on the cost of operations, including the manufacture, transportation, and distribution of products. Fuel costs may fluctuate due to a number of factors outside the control of the Company, including government policy and regulation and weather conditions. Additionally, the Company may be unable to maintain favorable arrangements with respect to the costs of procuring raw materials, packaging, services, and transporting products, which could result in increased expenses and negatively affect operations. If the Company is unable to hedge against such increases or raise the prices of its products to offset the changes, its results of operations could be materially and adversely affected.
The results of the Company could be adversely impacted as a result of increased pension, labor, and people-related expenses.
Inflationary pressures and any shortages in the labor market could increase labor costs, which could have a material adverse effect on the Company’s consolidated operating results or financial condition. The Company’s labor costs include the cost of providing employee benefits in the U.S. and foreign jurisdictions, including pension, health and welfare, and severance benefits. Any declines in market returns could adversely impact the funding of pension plans, the assets of which are invested in a diversified portfolio of equity and fixed income securities and other investments. Additionally, the annual costs of benefits increase with increased costs of health care and vary based on the outcome of collectively-bargained wage and benefit agreements.

The impact of various food safety, environmental, legal, tax, and other regulations and related developments could adversely affect the Company’s sales and profitability.
The Company is subject to numerous food safety and other laws and regulations regarding the manufacturing, marketing, and distribution of food products. These regulations govern matters such as ingredients, advertising, taxation, relations with distributors and retailers, health and safety matters, and environmental concerns. Any failure to effectively plan for regulatory changes or effects, and the need to comply with new or revised laws or regulations with regard to licensing requirements, trade and pricing practices, environmental permitting, or other food or safety matters, or new interpretations or enforcement of existing laws and regulations, as well as any related litigation, may have a material adverse effect on the Company’s sales and profitability.
Product recalls could have an adverse impact on the Company’s business.
If any of the Company’s products become misbranded or adulterated, the Company may need to conduct a product recall. A recall could result in significant costs incurred as a result of the recall, potential destruction of inventory, and lost sales. A recall is also likely to provoke litigation and the Company may be liable for monetary damages as a result of a judgment against it. A significant product recall or product liability case could cause a loss of consumer confidence in the Company’s food products and could have a material adverse effect on the value of its brands and results of operations.
The failure of new product or packaging introductions to gain trade and consumer acceptance and changes in consumer preferences could adversely affect our sales.
The success of the Company is dependent upon anticipating and reacting to changes in consumer preferences, including with respect to health and wellness. There are inherent risks associated with new product or packaging introductions, including uncertainties about trade and consumer acceptance. Moreover, success is dependent upon the Company’s ability to identify and respond to consumer trends through innovation. The Company may be required to increase expenditures for new product development. The Company may not be successful in developing new products or improving existing products, or its new products may not achieve consumer acceptance, each of which could materially and negatively impact sales.
The failure to successfully integrate acquisitions and joint ventures into our existing operations or the failure to gain applicable regulatory approval for such transactions or divestitures could adversely affect our financial results.
The Company may seek to expand its business through acquisitions and joint ventures, and may divest underperforming or non-core businesses. The Company’s success depends, in part, upon its ability to identify such acquisition, joint venture, and divestiture opportunities and to negotiate favorable contractual terms. Activities in such areas are regulated by numerous antitrust and competition laws in the U. S., the European Union, and other jurisdictions, and the Company may be required to obtain the approval of acquisition and joint venture transactions by competition authorities, as well as satisfy other legal requirements. The failure to obtain such approvals could materially and adversely affect our results. If the Company is unable to efficiently integrate acquisitions and joint ventures into its existing operations, it may not achieve the expected benefits of such transactions.
The Company’s operations face significant foreign currency exchange rate exposure, which could negatively impact its operating results.
The Company holds assets and incurs liabilities, earns revenue, and pays expenses in a variety of currencies other than the U.S. dollar, primarily the British Pound, Euro, Australian dollar, Canadian dollar, and New Zealand dollar. The Company’s consolidated financial statements are presented in U.S. dollars, and therefore the Company must translate its assets, liabilities, revenue, and expenses into U.S. dollars for external reporting purposes. Increases or decreases in the value of the U.S. dollar relative to other currencies may materially and negatively affect the value of these items in the Company’s consolidated financial statements, even if their value has not changed in their original currency. In addition, the impact of fluctuations in foreign currency exchange rates on transaction costs ( i.e., the impact of foreign currency movements on particular transactions such as raw material sourcing), most notably in the U.K., could materially and adversely affect our results.
The failure to implement our growth plans could adversely affect the Company’s ability to increase net income and generate cash.
The success of the Company could be impacted by its inability to continue to execute on its growth plans regarding product innovation, implementing cost-cutting measures, improving supply chain efficiency, enhancing processes and systems, including information technology systems, on a global basis, and growing market share and volume. The failure to fully implement the plans, in a timely manner or within our cost estimates, could materially and adversely affect the Company’s ability to increase net income. Additionally, the Company’s ability to pay cash dividends will depend upon its ability to generate cash and profits, which, to a certain extent, is subject to economic, financial, competitive, and other factors beyond the Company’s control.

The Sponsors control us and may have conflicts of interest with us in the future.
As a result of the Merger on June 7, 2013, Heinz is now controlled by the Sponsors. The Sponsors beneficially own substantially all of the equity interests in Parent. By virtue of their control of our Board of Directors, the Sponsors have control over decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of shareholders. For example, the Sponsors could cause us to make acquisitions that increase the amount of our indebtedness. Additionally, the Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The Sponsors may also pursue acquisition opportunities for other companies that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. So long as the Sponsors continue to own a significant amount of the equity of Parent, they will continue to be able to strongly influence or effectively control our decisions.

The Company is increasingly dependent on information technology, and potential disruption, cyber attacks, security problems, and expanding social media vehicles present new risks.

The Company is increasingly dependent on information technology systems to manage and support a variety of business processes and activities, and any significant breakdown, invasion, destruction, or interruption of these systems could negatively impact operations. In addition, there is a risk of business interruption and reputational damage from leakage of confidential information.

The inappropriate use of certain media vehicles by our employees and by the public could cause brand damage or information leakage. Negative posts or comments about the Company on any social networking web site could seriously damage its reputation. In addition, the disclosure of non-public company sensitive information through external media channels could lead to information loss. Any business interruptions or damage to the Company's reputation could negatively impact the Company's financial condition and results of operation.

Risks Related to Our Indebtedness and Certain Other Obligations
Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations and make strategic acquisitions, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our existing indebtedness, including the Exchange Notes.
In connection with the Merger, we incurred approximately $12.6 billion in indebtedness under the Term Loan Facilities and the Exchange Notes. We can also borrow additional secured debt up to $2.0 billion under our Revolving Credit Facilities. Our Senior Credit Facilities also provide for $2.25 billion in uncommitted incremental facilities, the availability of which is subject to our meeting certain conditions, and the amount of which may be increased with unlimited additional incremental facilities so long we maintain a pro forma first lien senior secured leverage ratio of 4.75 to 1.00. No incremental facilities were in effect at the closing of the Merger or are currently in effect. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Financial Position.”
Our high degree of indebtedness, and the incurrence of additional indebtedness, could have important consequences for our creditors, including holders of the Exchange Notes. For example, they could:

•	limit our ability to obtain additional financing for working capital, capital expenditures, research and development, debt service requirements, acquisitions and general corporate or other purposes;

•	result in a downgrade to our credit rating;

•	restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;

•	limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors who are not as highly leveraged;

•	increase our vulnerability to general economic and industry conditions;

•
expose us to the risk of increased interest rates as the borrowings under our Senior Credit Facilities will be at variable rates of interest (however we have entered into swap arrangements which may serve to mitigate variable interest rate risk while they remain in place);

•	make it more difficult for us to make payments on our existing indebtedness; and

•
require a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities.

Despite current indebtedness levels and restrictive covenants, we and our subsidiaries may incur additional indebtedness in the future. This could further exacerbate the risks associated with our substantial financial leverage.
The terms of the indenture governing our Exchange Notes and the credit agreements governing our Senior Credit Facilities permit us to incur a substantial amount of additional debt, including secured debt. Any additional borrowings under our Senior Credit Facilities, and certain other secured debt, would be senior to the Exchange Notes and the guarantees thereto to the extent of the value of the assets securing such indebtedness. If new debt is added to our and our subsidiaries' current debt levels, the risks that we now face as a result of our leverage would intensify. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Financial Position.”
Our debt agreements contain restrictions that limit our flexibility in operating our business.
The credit agreement governing our Senior Credit Facilities and the indenture governing our Exchange Notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our, our immediate parent's and our restricted subsidiaries' ability to, among other things, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase, our capital stock, make certain acquisitions or investments, materially change our business, incur or permit to exist certain liens, enter into transactions with affiliates or sell our assets to, or merge or consolidate with or into, another company, in each case with customary exceptions.
To service our indebtedness, we will require a significant amount of cash and our ability to generate cash depends on many factors beyond our control.
Our ability to make cash payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate significant operating cash flow in the future, and our requirement to make dividend payments to Hawk Acquisition Intermediate Corporation I (the immediate parent of Holdings) to fund the annual 9.0% preferred stock dividend to Berkshire Hathaway described below in "Liquidity and Financial Position" in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations". This ability is, to a significant extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
Our business may not generate sufficient cash flow from operations, and future borrowings may not be available under our Senior Credit Facilities, in an amount sufficient to enable us to pay our indebtedness, including the outstanding Exchange Notes, or to fund our other liquidity needs. In any such circumstance, we may need to refinance all or a portion of our indebtedness, including our Senior Credit Facilities and the Exchange Notes, on or before maturity. We may not be able to refinance any of our indebtedness, including our Senior Credit Facilities and the Exchange Notes, on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions and investments. Any such action, if necessary, may not be effected on commercially reasonable terms or at all. The credit agreements governing our Senior Credit Facilities and the indenture governing the Exchange Notes restrict our ability to sell assets and our use of the proceeds from such sales.
If we are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in the instruments governing our indebtedness (including covenants in the credit agreement governing our Senior Credit Facilities and the indenture governing the Exchange Notes), we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our Senior Credit Facilities could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. We have pledged a significant portion of our assets as collateral under our Senior Credit Facilities. If the lenders under our Senior Credit Facilities accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our Senior Credit Facilities, as well as our other secured and unsecured indebtedness, including our outstanding Exchange Notes. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our Senior Credit Facilities to avoid being in default. If we breach our covenants under the credit agreements governing our Senior Credit Facilities and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our Senior Credit Facilities, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

Item 1B.	Unresolved Staff Comments.
Nothing to report under this item.

Item 2.	Properties.
See table in Item 1.

Item 3.	Legal Proceedings.
Nothing to report under this item.

Item 4.	Mine Safety Disclosures.
Nothing to report under this item.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Prior to the Fiscal 2013 year end, Heinz common stock was traded principally on The New York Stock Exchange under the symbol HNZ. As a result of the Merger, the common stock of Heinz is now privately held by Holdings, an indirect wholly owned subsidiary of Parent. The Sponsors beneficially own all the equity interests in Parent. Heinz's stock is no longer traded on The New York Stock Exchange or any other stock exchange or public market. As a result Earnings per share information has not been presented.

Item 6.	Selected Financial Data.
The following table presents selected consolidated financial data for Heinz and its subsidiaries for each of the four fiscal years 2010 through 2013, and for the period from April 29 to June 7, 2013 (together, the Predecessor periods) and for the Company for each of the periods from February 8 to December 29, 2013 (which includes the results of Heinz from June 8, 2013 to December 29, 2013), and the year ended December 28, 2014 (together, the Successor periods). All amounts are in thousands except per share data. On October 21, 2013, the Company's Board of Directors approved a change in the Company's fiscal year end from the Sunday closest to April 30 to the Sunday closest to December 31. As a result of this change, the consolidated financial statements include presentation of the Successor period from February 8, 2013 through December 29, 2013 and the Predecessor period from April 29, 2013 through June 7, 2013. We refer to these together as the "transition period".

	Successor		Predecessor
	December 28, 2014	February 8 - December 29, 2013	April 29 - June 7, 2013	April 28, 2013	April 29, 2012	April 27, 2011	April 28, 2010
	(52 Weeks)	(29 Weeks)(3)	(6 Weeks)	(52 Weeks)	(52 1/2 Weeks)	(52 Weeks)	(52 Weeks)
Sales(1)	$10,922,269	$6,239,562	$1,112,872	$11,528,886	$11,507,572	$10,558,636	$10,323,968
Interest expense(1)	$685,699	$408,503	$35,350	$283,607	$293,009	$272,660	$293,574
Income/(loss) from continuing operations(1)	$672,388	$(66,082)	$(191,424)	$1,102,045	$991,123	$1,045,505	$962,840
Income/(loss) from continuing operations attributable to H.J. Heinz Company common shareholders(1)	$657,071	$(71,385)	$(194,298)	$1,087,615	$974,374	$1,029,067	$945,389
Short-term debt and current portion of long-term debt	$69,901	$251,454	NA	$2,160,393	$246,708	$1,534,932	$59,020
Long-term debt, exclusive of current portion(2)	$13,584,987	$14,617,646	NA	$3,848,339	$4,779,981	$3,078,128	$4,559,152
Total assets	$36,762,741	$38,972,348	NA	$12,939,007	$11,983,293	$12,230,645	$10,075,711

(1)
Amounts exclude the operating results as well as any associated impairment charges and losses on sale related to the Company’s Shanghai LongFong Foods business in China and U.S. Foodservice frozen desserts business, which were divested in Fiscal 2013, as well as the private label frozen desserts business in the U.K. and the Kabobs and Appetizers And, Inc. businesses in the U.S., which were divested in Fiscal 2010, all of which have been presented as discontinued operations.

(2)
Long-term debt, exclusive of current portion, includes $122.5 million, $128.4 million, $150.5 million, and $207.1 million of hedge accounting adjustments associated with interest rate swaps at April 28, 2013, April 29, 2012, April 27, 2011, and April 28, 2010, respectively. There were no interest rate swaps requiring such hedge accounting adjustments at December 28, 2014 or December 29, 2013.

(3)
Refers to the weeks of operating activity included in the period. The activity in the Successor period February 8, 2013 to June 7, 2013 related primarily to the issuance of the Exchange Notes and recognition of associated issuance costs and interest expense.

The results for the year ended December 28, 2014 include the following special items:

•
The Company is investing in restructuring and productivity initiatives as part of its ongoing cost reduction efforts with the goal of driving efficiencies and creating fiscal resources that will be reinvested into the Company's business as well as to accelerate overall productivity on a global scale. The Company recorded pre-tax costs related to these initiatives of $435.4 million in the Successor period ended December 28, 2014. See Note 8, “Restructuring and Productivity Initiatives” in Item 8—“Financial Statements and Supplementary Data” for further explanation.

The results of the Successor period from February 8, 2013 to December 29, 2013 include the following special items:

•
The Company incurred Merger related costs of $157.9 million consisting primarily of advisory fees, legal, accounting and other professional costs, as well as severance and compensation arrangements pursuant to existing agreements with certain former executives and employees in connection with the Merger. See Note 4, “Merger and Acquisition” in Item 8—“Financial Statements and Supplementary Data” for further explanation.

•
The Company invested in restructuring and productivity initiatives as part of its ongoing cost reduction efforts with the goal of driving efficiencies and creating fiscal resources that will be reinvested into the Company's business as well as to accelerate overall productivity on a global scale. The Company recorded pre-tax costs related to these initiatives of $410.4 million in the Successor period ended December 29, 2013. See Note 8, “Restructuring and Productivity Initiatives” in Item 8—“Financial Statements and Supplementary Data” for further explanation.

The results of the Predecessor period from April 29, 2013 to June 7, 2013 include the following special items:

•
Prior to consummation of the Merger, the Company incurred Merger related costs of $112.2 million resulting from the acceleration of expense for stock options, restricted stock units and other compensation plans pursuant to the existing change in control provisions of those plans. The Company also recorded a loss from the extinguishment of debt of $129.4 million for debt required to be repaid upon closing as a result of the change in control. See Note 4, “Merger and Acquisition” in Item 8—“Financial Statements and Supplementary Data” for further explanation.

Fiscal 2013 results include the following special items:

•
Prior to the consummation of the Merger, the Company incurred $44.8 million pre-tax of transaction-related costs, including legal, accounting and other professional fees, during the fourth quarter of Fiscal 2013. See Note 4, “Merger and Acquisition” in Item 8—“Financial Statements and Supplementary Data” for further explanation.

•
On February 8, 2013, the Venezuelan government announced the devaluation of its currency relative to the U.S. dollar, changing the official exchange rate from BsF 4.30 to BsF 6.30 per U.S. dollar, resulting in a $42.9 million pre-tax currency translation loss during the fourth quarter of Fiscal 2013. See Note 20, "Venezuela- Foreign Currency" in Item 8—"Financial Statement and Supplementary Data" for further explanation.

Fiscal 2012 results from continuing operations include expenses of $205.4 million pre-tax for productivity initiatives. See Note 8, "Restructuring and Productivity Initiatives" in Item 8—"Financial Statement and Supplementary Data" for further explanation of these initiatives.

Fiscal 2010 results from continuing operations include expenses of $35.9 million pre-tax for upfront productivity charges and a gain of $15.0 million pre-tax on a property disposal in the Netherlands. The upfront productivity charges include costs associated with targeted workforce reductions and asset write-offs, that were part of a corporation-wide initiative to improve productivity. The asset write-offs related to two factory closures and the exit of a formula business in the U.K.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Merger
On February 13, 2013, the Company entered into the Merger Agreement with Parent and Merger Subsidiary. The terms of the Merger Agreement were unanimously approved by the Company's Board of Directors on February 13, 2013 and by the majority of votes cast at a special shareholder meeting on April 30, 2013. The acquisition was consummated on June 7, 2013, and as a result, Merger Subsidiary merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Holdings, which is in turn an indirect wholly owned subsidiary of Parent. Parent is controlled by the Sponsors. Each of the Sponsors own 425 million shares of common stock in Parent which, in turn, indirectly holds 1,000 shares of common stock in Holdings. In addition, Berkshire Hathaway has an $8.0 billion preferred stock investment in Parent which entitles it to a 9.0% annual dividend, and warrants to purchase approximately 46 million additional shares of common stock in Holdings. Upon the completion of the Merger, the Company's shareholders received $72.50 in cash for each share of common stock. The total aggregate value of the Merger consideration was approximately $28.75 billion, including the assumption of the Company's outstanding debt. The Merger consideration was funded through a combination of equity contributed by the Sponsors totaling $16.5 billion and proceeds from long-term borrowings totaling $12.6 billion. The Company's capital structure is further discussed under Liquidity and Financial Position.
Purchase Accounting Effects. The Merger was accounted for using the acquisition method of accounting, which affected our results of operations in certain significant respects. The Sponsors' cost of acquiring the Company has been pushed down to establish a new accounting basis for the Company. Accordingly, the accompanying consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the Merger. The allocation of the total purchase price to the Company's net tangible and identifiable intangible assets was based on estimated fair values as of the Merger date, as described further in Note 4 to the Financial Statements. In addition to the transaction related expenses discussed further below, the Company's financial position and results of operations subsequent to the Merger have been significantly impacted by the effects of purchase accounting and the increase in leverage arising from the Merger.  The purchase accounting impacts included a fair value step up in certain assets including inventory, property plant and equipment and intangible assets which impact our operating results through additional depreciation and amortization.  The inventory step up of approximately $384 million was recognized in cost of goods sold in the Transition period ended December 29, 2013 while the increased effect of purchase accounting step ups on depreciation and amortization and the increase in interest costs since the Merger have a continuing effect on the post-Merger financial statements.
Transaction Related Expenses. During the Successor period ended December 29, 2013, the Company incurred $157.9 million in Merger related costs on a pretax basis, including $70.0 million consisting primarily of advisory fees, legal, accounting and other professional costs. The Company also incurred $87.9 million during the Successor period related to severance and compensation arrangements pursuant to existing agreements with certain former executives and employees in connection with the Merger. These amounts are separately reflected in the accompanying statement of operations for the Successor period ended December 29, 2013.
Prior to consummation of the Merger, the Company incurred $112.2 million of Merger related costs, including $48.1 million resulting from the acceleration of expense for stock options, restricted stock units and other compensation plans pursuant to the existing change in control provisions of those plans, and $64.0 million of professional fees. These amounts are separately reflected in Merger related costs in the accompanying statement of operations for the Predecessor period ended June 7, 2013. The Company also recorded a loss from the extinguishment of debt of approximately $129.4 million for debt required to be repaid upon closing as a result of the change in control which is reflected in Other (expense) income, net, in the accompanying statement of operations for the Predecessor period ended June 7, 2013.
Periods Presented
On October 21, 2013, the Company's Board of Directors approved a change in the Company's fiscal year end from the Sunday closest to April 30 to the Sunday closest to December 31. As a result of this change, the consolidated financial statements include presentation of the Successor period from February 8, 2013 through December 29, 2013 and the Predecessor period from April 29, 2013 through June 7, 2013.

Successor - The consolidated financial statements as of December 28, 2014, December 29, 2013, and for the periods from February 8, 2013 through December 29, 2013 and year ended December 28, 2014. The activity in Merger Subsidiary from inception on February 8, 2013 to the date of its merger into Heinz on June 7, 2013, which are included in the Successor period from February 8, 2013 to December 29, 2013, related primarily to the issuance of the Exchange Notes and recognition of associated issuance costs and interest expense. The cash from the Exchange Notes was invested in a money market account until the completion of the Merger on June 7, 2013. See Note 11, “Debt and Financing Arrangements” in Item 8—“Financial Statements and Supplementary

Data” for further details. The following represents the condensed financial information for Merger Subsidiary for the period February 8, 2013 to April 28, 2013 and as at April 28, 2013:

Hawk Acquisition Sub, Inc. (Successor)

Condensed Statement of Operations
For the Period from February 8, 2013 through April 28, 2013

February 8 - April 28, 2013
(In thousands)
Merger related costs	$19,713
Operating loss	(19,713)
Unrealized loss on derivative instrument	(65,294)
Interest Expense, net	(10,743)
Loss from continuing operations before income tax	(95,750)
Benefit from income taxes	37,842
Net loss	$(57,908)

Hawk Acquisition Sub, Inc. (Successor)

Condensed Balance Sheet
As of April 28, 2013

April 28, 2013
(In thousands)
Cash	$3,011,750
Other assets	125,231
Total assets	$3,136,981

Notes payable	$3,100,000
Other liabilities	94,889
Total liabilities	3,194,889
Shareholder's deficit	(57,908)
Total liabilities and shareholder's deficit	$3,136,981

Predecessor - the consolidated financial statements of Heinz prior to the Merger on June 7, 2013.

Transition period - the combination of the Successor period from February 8, 2013 to December 29, 2013, and the Predecessor period from April 29, 2013 to June 7, 2013.

Fiscal 2013 - the Heinz fiscal year from April 30, 2012 to April 28, 2013.

Fiscal 2012 - the Heinz fiscal year from April 28, 2011 to April 29, 2012.

Executive Overview
The Company's total sales were $10.92 billion for the year ended December 28, 2014 compared to $6.24 billion for the Successor period ended December 29, 2013, and $5.20 billion for the Predecessor period from December 24, 2012 to June 7, 2013, a decrease of $521 million, or 4.6%, period over period. Volume decreased 5.3%, including 1.4% of incremental volume in the Successor period ended December 29, 2013 due to an extra week of sales to align to the new year end. The remaining volume decrease was primarily due to frozen nutritional meals category softness and share losses in our frozen potatoes, meals and snacks businesses in U.S. Consumer Products, reduced trade promotions in U.S. Foodservice, raw material and packaging supply constraints in Venezuela, and global product rationalization. Net pricing increased sales by 2.9%, driven by price increases in U.S. Consumer Products, Venezuela, Indonesia, China and India, and reduced trade promotions in U.S. Foodservice and Canada, partially offset by increased promotional activity in the U.K. and Italy. Unfavorable foreign exchange rates decreased sales by 2.0%. Sales decreased 0.2% due to divestitures.
In 2014, the Successor period February 8, 2013 to December 29, 2013 and Predecessor periods April 29, 2013 to June 7, 2013, respectively, gross profit, operating income and net income have been significantly impacted by savings generated from, and costs related to, restructuring and productivity initiatives, coupled with Merger related costs and expenses. In addition, for the Successor periods presented, the effects of the new basis of accounting resulted in increased non-cash charges to cost of sales for the step up in inventory value, increased amortization expense associated with the fair value adjustments to intangible assets and the increased borrowings to fund the Merger resulted in higher interest costs compared to prior year quarter.
Adjusted earnings before interest, tax, depreciation and amortization ("Adjusted EBITDA") was $2.84 billion for the year ended December 28, 2014, compared with $1.17 billion for the Successor period from February 8 to December 29, 2013, and $946 million for the Predecessor period from December 24, 2012 to June 7, 2013, an increase of $728 million, or 34.5%, primarily reflecting the reduction in cost of products sold and SG&A due to efficiencies driven by restructuring and productivity initiatives.
Refer to EBITDA & Adjusted EBITDA (from Continuing Operations) within the Non-GAAP Measures section below for our definition of Adjusted EBITDA.
See The Merger and Results of Continuing Operations sections for further information on the Merger related costs and expenses and further analysis of our operating results for the quarter.

2014 and 2013 Transition Period Restructuring and Productivity Initiatives

Phase 1:During the transition period and first nine months of 2014, the Company invested in restructuring and productivity initiatives as part of its ongoing cost reduction efforts with the goal of driving efficiencies and creating fiscal resources that will be reinvested into the Company's business as well as to accelerate overall productivity on a global scale. As of December 28, 2014, these initiatives have resulted in the reduction of approximately 4,050 corporate and field positions across the Company's global business segments (excluding the factory closures and Phase II noted below). With respect to these restructuring and productivity initiatives, the Company incurred total charges of $289 million related to severance benefits and other severance-related expenses from inception through December 28, 2014. The ongoing annual cost savings is estimated to be approximately $250 million, but is subject to a number of assumptions and may differ from actual results.

Footprint: In addition, the Company announced the planned closure and consolidation of 5 factories across the U.S., Canada and Europe during 2014.  The number of employees impacted by these 5 plant closures and consolidation is approximately 1,600, all of which had left the Company as of December 28, 2014. With respect to these factory closures, the Company incurred charges of $91 million related to severance benefits and other severance-related expenses through December 28, 2014.  The Company may also incur other charges not currently contemplated due to events that may occur as a result of, or related to, these plant closures. The ongoing annual cost savings is estimated to be approximately $80 million, but is subject to a number of assumptions and may differ from actual results.

License Expiration:Furthermore, the Company announced the planned closure of an additional factory in Europe in the first half of 2015 due to the expiration of a license to manufacture a non-core product. The number of employees expected to be impacted by this plant closure is approximately 200. With respect to this factory closure, the Company incurred charges of approximately $11 million related to severance benefits and other severance-related expenses which it recorded in the year ended December 28, 2014. In addition, the Company recognized $33 million in non-cash asset write-downs due to the planned closure.

Phase II: In the fourth quarter of 2014, the Company invested in restructuring and productivity initiatives as part of its ongoing cost reduction efforts with the goal of driving efficiencies and creating fiscal resources that will be reinvested into the

Company's business as well as to accelerate overall productivity on a global scale. As of December 28, 2014, these initiatives have resulted in the reduction of approximately 800 corporate and field positions across the Company's global business segments (excluding Phase I and the factory closures noted above). With respect to these restructuring and productivity initiatives, the Company recognized $30 million in non-cash asset write-downs for impairment of long-lived assets to be disposed. The Company currently estimates it will incur total charges of approximately $70 million related to severance benefits and other severance-related expenses, of which $63 million has been incurred from project inception through December 28, 2014.

The Company recorded pre-tax costs related to these productivity initiatives of $435 million in the Successor period ended December 28, 2014. During the transition period, the Company recorded pre-tax costs related to the Phase I and Footprint initiatives of $410.4 million in the Successor period from February 8, 2013 to December 29, 2013, and $6.0 million in the Predecessor period, which were recorded in the Non-Operating segment. See Item 8 – “Consolidated Financial Statements and Supplementary Data – Note 8 – Restructuring and Productivity Initiatives” for additional information on these productivity initiatives. There were no such charges in the eight months ended December 23, 2012.

Fiscal 2012 Productivity Initiatives

On May 26, 2011, the Company announced that it would invest in productivity initiatives during Fiscal 2012 designed to increase manufacturing effectiveness and efficiency as well as accelerate overall productivity on a global scale. The Company recorded costs related to these productivity initiatives of $205.4 million pre-tax during the fiscal year ended April 29, 2012, all of which were reported in the Non-Operating segment. In addition, after-tax charges of $18.9 million were recorded in losses from discontinued operations for the fiscal year ended April 29, 2012 . See Note 8, "Restructuring and Productivity Initiatives" in Item 8- "Financial Statements and Supplementary Data" and the "Liquidity and Financial Position" section below for additional information on these productivity initiatives.

Discontinued Operations
In January 2013, the Company's Board of Directors approved management's plan to sell Shanghai LongFong Foods ("LongFong"), a maker of frozen products in China which was previously reported in the Asia/Pacific segment. During the fourth quarter of Fiscal 2013, the Company secured an agreement with a buyer and during the Successor period, the sale was completed, resulting in an insignificant pre-tax and after-tax loss which was recorded in discontinued operations in the Successor period. As a result, LongFong's net assets were classified as held for sale and the Company adjusted the carrying value to estimated fair value, recording a $36.0 million pre-tax and after-tax non-cash goodwill impairment charge to discontinued operations during the third quarter of Fiscal 2013. The net assets held for sale related to LongFong as of April 28, 2013 were reported in Other current assets, Other non-current assets, Other accrued liabilities and Other non-current liabilities on the consolidated balance sheet as of April 28, 2013 as they were not material for separate balance sheet presentation.
During the first quarter of Fiscal 2013, the Company completed the sale of its U.S. Foodservice frozen desserts business, resulting in a $32.7 million pre-tax ($21.1 million after-tax) loss which has been recorded in discontinued operations.
The operating results related to these businesses have been included in discontinued operations in the Company's consolidated statements of income for all periods presented. The following table presents summarized operating results for these discontinued operations:

	Successor		Predecessor
	December 28, 2014	February 8 - December 29, 2013	April 29 - June 7, 2013	April 28, 2013	April 29, 2012
	(52 Weeks)	(29 Weeks)	(6 Weeks)	(52 Weeks)	(52 1/2 Weeks)
	(In millions)
Sales	$—	$2.9	$1.2	$47.7	$141.5
Net after-tax losses	$—	$(5.6)	$(1.3)	$(17.6)	$(51.2)
Tax benefit on losses	$—	$—	$—	$0.6	$1.4

Results of Continuing Operations
On October 21, 2013, the Company's Board of Directors approved a change in the Company's fiscal year end from the Sunday closest to April 30 to the Sunday closest to December 31. As a result of this change, the consolidated financial statements include presentation of the Successor period from February 8, 2013 through December 29, 2013 and the Predecessor period from April 29, 2013 through June 7, 2013 (collectively the "transition period") as a separate transition period.

On March 14, 2012 the Company's Board of Directors authorized a change in the Company's fiscal year end from the Wednesday nearest April 30 to the Sunday nearest April 30. The change in the fiscal year end resulted in Fiscal 2012 changing from a 53 week year to a 52 1/2 week year and was intended to better align the Company's financial reporting period with its business partners and production schedules. This change did not have a material impact on the Company's financial statements.
The Company’s revenues are generated via the sale of products in the following categories:

	Successor		Predecessor
	December 28, 2014	February 8 - December 29, 2013	April 29 - June 7, 2013	April 28, 2013	April 29, 2012
	(52 Weeks)	(29 Weeks)(1)	(6 Weeks)	(52 Weeks)	(52 1/2 Weeks)
	Net External Sales
	(In thousands)
Ketchup and Sauces	$5,489,341	$3,081,347	$533,932	$5,375,788	$5,232,607
Meals and Snacks	3,743,009	2,185,831	359,412	4,240,808	4,337,995
Infant/Nutrition	1,115,998	624,359	118,528	1,189,015	1,232,248
Other	573,921	348,025	101,000	723,275	704,722
Total	$10,922,269	$6,239,562	$1,112,872	$11,528,886	$11,507,572
(1)Refers to the weeks of operating activity included in the period.

Company Results - Year Ended December 28, 2014 compared to the period from February 8, 2013 through December 29, 2013 (Successor) and the period from December 24, 2012 through June 7, 2013 (Predecessor)
Throughout this discussion, for the purposes of comparing the results for the year ended December 29, 2014 to the prior year, data for all periods except for the Predecessor period December 24, 2012 to June 7, 2013 are derived from our audited consolidated financial statements, which appear in Item 8 – “Consolidated financial Statements and Supplementary Data” of this annual report on form 10-K. All data for the Predecessor period December 24, 2012 to June 7, 2013 is derived from our unaudited consolidated financial information, which is presented in the tables below, and represents a different period than the Predecessor Period April 29, 2013 to June 7, 2013 included in Item 8 - "Financial Statements and Supplementary Data."

	Successor		Predecessor
	December 28, 2014	February 8 - December 29, 2013	December 24, 2012 - June 7, 2013
	(52 Weeks)	(29 Weeks)	(24 weeks)
			(Unaudited)
	(In thousands)
Sales	$10,922,269	$6,239,562	$5,203,698
Cost of products sold	7,291,302	4,587,791	3,316,896
Gross profit	3,630,967	1,651,771	1,886,802
Selling, general and administrative expenses	2,062,590	1,501,807	1,125,466
Merger related costs	—	157,938	157,002
Operating (loss)/income	1,568,377	(7,974)	604,334
Interest income	32,535	13,071	10,213
Interest expense	685,699	408,503	130,413
Unrealized gain on derivative instruments	—	117,934	—
Other expense, net	(112,257)	(12,233)	(182,618)
(Loss)/income from continuing operations before income taxes	802,956	(297,705)	301,516
(Benefit from)/provision for income taxes	130,568	(231,623)	160,166
(Loss)/income from continuing operations	672,388	(66,082)	141,350
Loss from discontinued operations, net of tax	—	(5,636)	(39,663)
Net (loss)/income	672,388	(71,718)	101,687
Less: Net income attributable to the noncontrolling interest	15,317	5,303	6,685
Net (loss)/income attributable to H. J. Heinz Corporation II	$657,071	$(77,021)	$95,002

Sales were $10.92 billion for the year ended December 28, 2014, compared with $6.24 billion for the Successor period from February 8 to December 29, 2013, and $5.20 billion for the Predecessor period from December 24, 2012 to June 7, 2013, a decrease of $521 million, or 4.6%, period over period. Volume decreased 5.3%, including 1.4% of incremental volume in the Successor period ended December 29, 2013 due to an extra week of sales to align to the new year end. The remaining volume decrease was primarily due to frozen nutritional meals category softness and share losses in our frozen potatoes, meals and snacks businesses in U.S. Consumer Products, reduced trade promotions in U.S. Foodservice, raw material and packaging supply constraints in Venezuela, and global product rationalization. Net pricing increased sales by 2.9%, driven by price increases in U.S. Consumer Products, Venezuela, Indonesia, China and India, and reduced trade promotions in U.S. Foodservice and Canada, partially offset by increased promotional activity in the U.K. and Italy. Unfavorable foreign exchange rates decreased sales by 2.0%. Sales decreased 0.2% due to divestitures.

Gross profit was $3.63 billion for the year ended December 28, 2014, compared with $1.65 billion for the Successor period from February 8 to December 29, 2013, and $1.89 billion for the Predecessor period from December 24, 2012 to June 7, 2013, an increase of $92 million, or 2.6%, period over period, while gross profit margin increased to 33.2% from 30.9%. The year ended December 28, 2014 included non-cash impairment charges totaling $221 million on our indefinite lived trademarks and other intangibles, primarily in its North American frozen meals and snacks business due to continued category softness driving lower than anticipated sales. This impairment was recorded in the non-operating segment. The 2014 consolidated statement of operations included charges in cost of products sold for restructuring and productivity initiatives of $357.5 million (which are recorded in the non-operating segment) and incremental amortization and depreciation of $62.7 million following the step-up in basis of definite-lived tangible and intangible assets due to purchase accounting adjustments. In addition, it included incremental costs totaling $103 million, primarily for costs associated with equipment relocation and inventory build ahead of the factory closures discussed in Note 8, consulting and advisory charges related to project implementations as well as additional logistics costs incurred related to the U.S. SAP go-live (which are recorded in the non-operating segment). During the Successor period February 8 to December 29, 2013, we incurred higher cost of products sold associated with the purchase accounting step up in inventory value of $383 million and incremental amortization and depreciation associated with the step-up in basis of definite-lived tangible and intangible assets due to purchase accounting adjustments of $26.6 million. We also incurred $169 million primarily in severance and employee benefit costs relating to the reduction of corporate and field positions across the Company, and non-cash asset write-downs and accelerated depreciation. The remaining increase in gross profit in the current year was primarily due to reduced cost of products sold as a result of restructuring and productivity initiatives.

SG&A were $2.06 billion for the year ended December 28, 2014, compared with $1.50 billion for the Successor period from February 8 to December 29, 2013, and $1.13 billion for the Predecessor period from December 24, 2012 to June 7, 2013, a decrease of $565 million, or 21.5%, period over period, and a decrease as a percentage of sales to 18.9% from 23.0% period over period. The 2014 consolidated statement of operations included charges for restructuring and productivity initiatives of $78 million (which are recorded in the non-operating segment) and incremental amortization and depreciation of $12.4 million following the step-up in basis of definite-lived tangible and intangible assets due to purchase accounting adjustments. In addition, it included incremental costs totaling $108 million, primarily for severance, employee benefit costs related to stock based compensation, consulting and advisory charges related to project implementations, and warehousing and other logistics costs incurred related to the U.S. SAP go-live (which are recorded in the non-operating segment). The Successor period February 8 to December 29, 2013 included incremental amortization and depreciation of $8.3 million following the step-up in basis of definite-lived tangible and intangible assets due to purchase accounting adjustments, and $242 million primarily in severance and employee benefit costs relating to the reduction of corporate and field positions across the Company. The remaining decrease in SG&A is attributable to lower fixed selling and distribution and general and administrative expense primarily resulting from restructuring and productivity related initiatives and lower marketing expense.

Merger related costs of $158 million in the Successor period from February 8 to December 29, 2013 include $70 million consisting primarily of advisory fees, legal, accounting and other professional costs and $87.9 million related to severance and compensation arrangements pursuant to existing agreements with certain former executives and employees in connection with the Merger. In the Predecessor period, Merger related costs of $157 million include $48 million resulting from the acceleration of stock options, restricted stock units and other compensation plans pursuant to the existing change in control provisions of those plans, and $109 million of professional fees.

Net interest expense was $653 million for the year ended December 28, 2014, compared with $395 million for the Successor period from February 8 to December 29, 2013, and $120 million for the Predecessor period from December 24, 2012 to June 7, 2013, an increase of $138 million, largely reflecting higher average debt balances resulting from the Merger. Included in net interest expense for 2014 is $45 million of amortization of Merger related debt costs and $15 million of deferred Merger related debt costs written off due to the repayment of a portion of the Term Loan Facilities in the fourth quarter (see Note 11). Included in net interest expense for the Successor period ended December 29, 2013 is $29 million of amortization of Merger related debt costs.

Prior to the Merger, Merger Subsidiary entered into interest rate swap agreements to mitigate exposure to variable rate debt that was raised to finance the acquisition. These agreements were not designated as hedging instruments prior to the Merger date, and as such, we recorded a gain of $118 million in the Successor period from February 8 to December 29, 2013 due to changes in fair value of these instruments, and separately reflected the gain in the accompanying consolidated statement of operations. Upon consummation of the acquisition, these interest rate swaps with an aggregate notional amount of $9.0 billion met the criteria for hedge accounting and were designated as hedges of future interest payments.

Other expense, net, was $112 million for the year ended December 28, 2014, compared with $12 million for the Successor period from February 8 to December 29, 2013, and $183 million for the Predecessor period from December 24, 2012 to June 7, 2013, a decrease of $83 million. The decrease is primarily related to the costs for early extinguishment of debt ($129 million) related to the Merger and a $43 million charge in relation to the currency devaluation in Venezuela in the Predecessor period, partially offset by an $83 million increase in currency losses (net of hedging gains), in the year ended December 28, 2014, including $23 million realized in Venezuela (see Note 20), and an $8 million increase in net payments made on the cross currency swaps (see Note 16).

For the year ended December 28, 2014 the Company recorded tax expense of $130.6 million, or 16.3% of pretax income. For the Successor period the Company recorded a tax benefit of $232 million, or 77.8% of pretax loss. For the Predecessor period the Company recorded a tax expense of $160 million, or 53.1% of pretax income.

The tax provision for the year ended December 28, 2014 benefited from a favorable jurisdictional income mix which primarily resulted from restructuring and impairment costs recorded in the U.S. Additionally, much of the Company’s nontaxable income amounts were not affected by the reduction to net profit before tax and therefore these nontaxable amounts had a higher beneficial effect upon the effective tax rate in 2014 than prior periods.

The tax benefit in the Successor period ended December 29, 2013 included a benefit of $107 million related to the impact on deferred taxes of a 300 basis point statutory tax rate reduction in the United Kingdom which was enacted during July 2013, and a favorable jurisdictional income mix. The benefit of the statutory tax rate reduction in the United Kingdom was favorably impacted by the increase in deferred tax liabilities recorded in purchase accounting for the Merger.

The tax provision for the Predecessor period April 29, 2013 to June 7, 2013 was principally caused by the effect of repatriation costs of approximately $100 million for earnings of foreign subsidiaries distributed during the period and the effect of current period nondeductible Merger related costs.

Net income from continuing operations attributable to H. J. Heinz Corporation II was $657 million for the year ended December 28, 2014, compared with a net loss from continuing operations of $77 million for the Successor period from February 8 to December 29, 2013, and net income from continuing operations of $95 million for the Predecessor period from December 24, 2012 to June 7, 2013, an increase of $639 million.

Adjusted EBITDA was $2.84 billion for the year ended December 28, 2014, compared with $1.17 billion for the Successor period from February 8 to December 29, 2013, and $946 million for the Predecessor period from December 24, 2012 to June 7, 2013, an increase of $728 million, or 34.5%, primarily reflecting the reduction in cost of products sold and SG&A due to efficiencies driven by restructuring and productivity initiatives. Refer to EBITDA & Adjusted EBITDA (from Continuing Operations) within the Non-GAAP Measures section below for our definition of Adjusted EBITDA and the reconciliation to income/(loss) from continuing operations, net of tax.

OPERATING RESULTS BY BUSINESS SEGMENT

The following discussion presents the operating results by business segment for the twelve months ended December 28, 2014 as compared to the period from February 8, 2013 through December 29, 2013 (Successor) and the period from December 24, 2012 through June 7, 2013 (Predecessor). All data for the period from December 24, 2012 through June 7, 2013 (Predecessor) is derived from our unaudited consolidated financial information, which is presented in the table below:

	Successor
	December 28, 2014
	Net External Sales	Gross Profit	Adjusted EBITDA
	(In thousands)
North America	$4,245,061	$1,744,087	$1,330,762
Europe	2,972,826	1,277,049	897,031
Asia/Pacific	2,045,785	644,988	351,251
Latin America	926,495	359,607	207,705
RIMEA	732,102	277,041	129,688
Non-Operating	—	(671,805)	(76,830)
Consolidated Totals	$10,922,269	$3,630,967	$2,839,607

	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	February 8 - December 29, 2013	December 24, 2012 - June 7, 2013	February 8 - December 29, 2013	December 24, 2012 - June 7, 2013	February 8 - December 29, 2013	December 24, 2012 - June 7, 2013
	Net External Sales		Gross Profit		Adjusted EBITDA
	(In thousands)
North America	$2,442,522	$2,090,047	$739,613	$799,557	$618,322	$516,633
Europe	1,659,312	1,365,439	513,197	518,843	349,247	291,990
Asia/Pacific	1,240,147	1,023,379	272,879	328,340	135,851	137,292
Latin America	504,425	389,562	166,242	122,211	74,428	38,464
RIMEA	393,156	335,271	128,405	123,216	45,834	48,114
Non-Operating	—	—	(168,565)	(5,366)	(58,279)	(86,184)
Consolidated Totals	$6,239,562	$5,203,698	$1,651,771	$1,886,801	$1,165,403	$946,309

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

North America

Sales for the North America segment were $4.25 billion for the year ended December 28, 2014, compared with $2.44 billion for the Successor period from February 8 to December 29, 2013, and $2.09 billion for the Predecessor period from December 24, 2012 to June 7, 2013, a decrease of $288 million, or 6.3%, period over period. Volume was down 7.1%, including 1.8% of incremental volume in the Successor period ended December 29, 2013 due to an extra week of sales to align to the new year end. The remaining volume decrease was primarily due to frozen nutritional meals category softness and share losses in our frozen potatoes, meals and snacks businesses and product rationalization in U.S. Consumer Products and reduced trade promotions in U.S. Foodservice and Canada. Higher net price of 1.8% reflects increased pricing in U.S. Consumer Products coupled with reduced trade promotions in U.S. Foodservice and Canada. Unfavorable Canadian exchange rates decreased sales 1.0%.

Gross profit was $1.74 billion for the year ended December 28, 2014, compared with $740 million for the Successor period from February 8 to December 29, 2013, and $800 million for the Predecessor period from December 24, 2012 to June 7, 2013, an increase of $205 million, or 13.3%, period over period. Gross profit margin increased to 41.1% from 34.0%. These increases are primarily related to lower cost of products sold as a result of various restructuring and productivity initiatives and the purchase accounting step up in inventory value of $174 million recorded in the Successor period February 8 to December 29, 2013, partially offset by lower volumes noted above and higher cost of products sold associated with the amortization of the purchase accounting adjustments relative to customer related assets.

Adjusted EBITDA was $1.33 billion for the year ended December 28, 2014, compared with $618 million for the Successor period from February 8 to December 29, 2013, and $517 million for the Predecessor period from December 24, 2012 to June 7, 2013, an increase of $196 million, or 17.3%, reflecting increase in gross profit noted above and lower SG&A primarily related to reduced costs related to workforce reductions and lower marketing spend.

Europe

Sales for Heinz Europe were $2.97 billion for the year ended December 28, 2014, compared with $1.66 billion for the Successor period from February 8 to December 29, 2013, and $1.37 billion for the Predecessor period from December 24, 2012 to June 7, 2013, a decrease of $52 million, or 1.7%, period over period. Volume was down 3.7%, including 1.2% of incremental volume in the Successor period ended December 29, 2013 due to an extra week of sales to align to the new year end. The remaining volume decrease was due primarily to product rationalization coupled with soft soup and frozen meals category sales in the U.K., infant food in Italy, and, to a lesser extent, increased competition in the Benelux countries and Eastern Europe, partially offset by strong market performance in Sweden. Net pricing was flat as increased trade spend in the U.K. and Italy to counteract category softness was partially offset by higher pricing in the Benelux countries and Eastern Europe. Favorable exchange rates increased sales 2.6%. The divestiture of a small soup business in Germany decreased sales 0.6%.

Gross profit was $1.28 billion for the year ended December 28, 2014, compared with $513 million for the Successor period from February 8 to December 29, 2013, and $519 million for the Predecessor period from December 24, 2012 to June 7, 2013, an increase of $245 million, or 23.7%, period over period. Gross profit margin increased to 43.0% from 34.1%. These increases are primarily related to lower cost of products sold as a result of various restructuring and productivity initiatives and the purchase accounting step up in inventory value of $106 million recorded in the Successor period February 8 to December 29, 2013, partially offset by higher cost of products sold associated with the amortization of the purchase accounting adjustments relative to customer related assets and lower volume.

Adjusted EBITDA was $897 million for the year ended December 28, 2014, compared with $349 million for the Successor period from February 8 to December 29, 2013, and $292 million for the Predecessor period from December 24, 2012 to June 7, 2013, an increase of $256 million, or 39.9%, reflecting the increase in gross profit and lower SG&A primarily related to productivity initiatives.

Asia/Pacific

Heinz Asia/Pacific sales were $2.05 billion for the year ended December 28, 2014, compared with $1.24 billion for the Successor period from February 8 to December 29, 2013, and $1.02 billion for the Predecessor period from December 24, 2012 to June 7, 2013, a decrease of $218 million, or 9.6%, period over period. Volume decreased 5.8%, including 1.2% of incremental volume in the Successor period ended December 29, 2013 due to an extra week of sales to align to the new year end. The remaining volume decrease was primarily as a result of reduced promotional activity in the tuna and seafood category and product rationalizations in Australia, softness in Indonesian sales following the transition to a new distributor network and the impact of a product recall in China. Pricing increased 2.0%, due to increased pricing in Australia, Indonesia and China, partially offset by increased promotional activity in New Zealand. Unfavorable foreign exchange rates primarily in Australia and Indonesia, decreased sales by 5.8%.

Gross profit was $645 million for the year ended December 28, 2014, compared with $273 million for the Successor period from February 8 to December 29, 2013, and $328 million for the Predecessor period from December 24, 2012 to June 7, 2013, an increase of $44 million, or 7.3%, period over period. Gross profit margin increased to 31.5% from 26.6%. These increases are primarily related to lower cost of products sold as a result of the various restructuring and productivity initiatives undertaken in the prior year and the purchase accounting step up in inventory value of $84 million recorded in the Successor period February 8 to December 29, 2013, partially offset by higher cost of products sold associated with the amortization of the purchase accounting adjustments relative to customer related assets.

Adjusted EBITDA was $351 million for the year ended December 28, 2014, compared with $136 million for the Successor period from February 8 to December 29, 2013, and $137 million for the Predecessor period from December 24, 2012 to June 7, 2013, an increase of $78 million, or 28.6%, due to the increase in gross profit and lower SG&A primarily related to restructuring and productivity initiatives.

Latin America

Sales for the Latin America segment were $926 million for the year ended December 28, 2014, compared with $504 million for the Successor period from February 8 to December 29, 2013, and $390 million for the Predecessor period from December 24, 2012 to June 7, 2013, an increase of $33 million, or 3.6%, period over period. Volume decreased 10.6%, including 1.3% of incremental volume in the Successor period ended December 29, 2013 due to an extra week of sales to align to the new year end. The remaining volume decrease was primarily due to product shortages in Venezuela, driven by raw material and packaging supply constraints, and increased competition in vegetables in Brazil, which were partially offset by increased ketchup volume and market expansion in Brazil and Mexico. Pricing increased sales 19.2% primarily in Venezuela. Unfavorable foreign exchange rates primarily in Brazil decreased sales by 4.9%.

Gross profit was $360 million for the year ended December 28, 2014, compared with $166 million for the Successor period from February 8 to December 29, 2013, and $122 million for the Predecessor period from December 24, 2012 to June 7, 2013, an increase of $71 million, or 24.7%, period over period. Gross profit margin increased to 38.8% from 32.3%. These increases are primarily related to lower cost of products sold as a result of the various restructuring and productivity initiatives undertaken in the prior year and the purchase accounting step up in inventory value of $8 million recorded in the Successor period February 8 to December 29, 2013, partially offset by higher cost of products sold associated with the amortization of the purchase accounting adjustments relative to customer related assets.

Adjusted EBITDA was $208 million for the year ended December 28, 2014, compared with $74 million for the Successor period from February 8 to December 29, 2013, and $38 million for the Predecessor period from December 24, 2012 to June 7, 2013, an increase of $95 million, or 84.0%, reflecting the increase in gross profit and lower SG&A resulting from restructuring and productivity initiatives, primarily in Venezuela.

RIMEA

Sales for RIMEA were $732 million for the year ended December 28, 2014, compared with $393 million for the Successor period from February 8 to December 29, 2013, and $335 million for the Predecessor period from December 24, 2012 to June 7, 2013, an increase of $4 million, or 0.5%, period over period. Volume increased 7.1%, net of 1.4% of incremental volume in the Successor period ended December 29, 2013 due to an extra week of sales to align to the new year end. The remaining volume increase was led by growth in infant feeding in Russia and ketchup, condiments and sauces in our Africa, Middle East and Turkey region. Pricing increased sales by 4.4%, largely due to increasing commodity prices in India and price increases in Russia. Unfavorable foreign exchange rates primarily in Russia, India and South Africa decreased sales 11.0%.

Gross profit was $277 million for the year ended December 28, 2014, compared with $128 million for the Successor period from February 8 to December 29, 2013, and $123 million for the Predecessor period from December 24, 2012 to June 7, 2013, an increase of $25 million, or 10.1%, period over period. Gross profit margin increased to 37.8% from 34.5%. These increases are primarily related to lower cost of products sold as a result of the various restructuring and productivity initiatives undertaken in the prior year and the purchase accounting step up in inventory value of $11 million recorded in the Successor period February 8 to December 29, 2013, partially offset by higher cost of products sold associated with the amortization of the purchase accounting adjustments relative to customer related assets.

Adjusted EBITDA was $130 million for the year ended December 28, 2014, compared with $46 million for the Successor period from February 8 to December 29, 2013, and $48 million for the Predecessor period from December 24, 2012 to June 7, 2013, an increase of $36 million, or 38.0%, primarily reflecting the increase in gross profit noted above and lower SG&A costs in Russia and India.

Company Results - The period from February 8, 2013 through December 29, 2013 (Successor) and the period from April 29, 2013 through June 7, 2013 (Predecessor) compared to Eight Months Ended December 23, 2012

As a result of the change in the Company's fiscal year end from the Sunday closest to April 30 to the Sunday closest to December 31, the consolidated financial statements include presentation of the Successor period from February 8, 2013 through December 29, 2013 and the Predecessor period from April 29, 2013 through June 7, 2013. As a result, the following discussion compares our results of operations for the 35 week transition period to our results of operations for the eight months, or 34 weeks, ended December 23, 2012.
Throughout this discussion, data for all periods except as of and for the eight months ended December 23, 2012, are derived from our audited consolidated financial statements, which appear in Item 8 – “Consolidated financial Statements and Supplementary Data” of this annual report on form 10-K. All data as of and for the eight months ended December 23, 2012, are derived from our unaudited consolidated financial information, which is presented in the tables below and in Item 8 – “Consolidated Financial Statements and Supplementary Data – Note 21 – Change in Fiscal Year End”:

	Successor	Predecessor
	February 8 - December 29, 2013	April 29 - June 7, 2013	April 30 - December 23, 2012
	(29 Weeks)	(6 Weeks)	(34 Weeks)
			(Unaudited)
	(In thousands)
Sales	$6,239,562	$1,112,872	$7,438,060
Cost of products sold	4,587,791	729,537	4,746,057
Gross profit	1,651,771	383,335	2,692,003
Selling, general and administrative expenses	1,501,807	243,364	1,606,902
Merger related costs	157,938	112,188	—
Operating (loss)/income	(7,974)	27,783	1,085,101
Interest income	13,071	2,878	20,459
Interest expense	408,503	35,350	188,544
Unrealized gain on derivative instruments	117,934	—	—
Other expense, net	(12,233)	(125,638)	(5,216)
(Loss)/income from continuing operations before income taxes	(297,705)	(130,327)	911,800
(Benefit from)/provision for income taxes	(231,623)	61,097	142,528
(Loss)/income from continuing operations	(66,082)	(191,424)	769,272
Loss from discontinued operations, net of tax	(5,636)	(1,273)	(36,322)
Net (loss)/income	(71,718)	(192,697)	732,950
Less: Net income attributable to the noncontrolling interest	5,303	2,874	10,619
Net (loss)/income attributable to H. J. Heinz Corporation II	$(77,021)	$(195,571)	$722,331

Sales were $6.24 billion for the Successor period and $1.11 billion for the Predecessor period, respectively, compared to $7.44 billion for the eight months ended December 23, 2012, a decrease of $86 million or 1.2% period over period. Volume increased 0.8%, as favorable volume in emerging markets coupled with an extra week of sales in the Successor period to align to the new year end (approximating 2.2% of incremental volume) exceeded declines in developed markets. Volume in the current eight month period was unfavorably impacted by reduced promotional pricing mainly in the U.S. when compared to the prior year period and by one extra month of sales (approximating 0.5% of sales) being reported in Brazil in the prior year period as the subsidiary's fiscal reporting was conformed to the Company's fiscal period as the subsidiary no longer required an earlier closing date to facilitate timely reporting. Net pricing increased sales by 0.3%, driven by price increases in Brazil, Indonesia and U.S. Foodservice partially offset by price decreases in Australia, New Zealand, Italy and Venezuela. Divestitures decreased sales by 0.4% and unfavorable foreign exchange translation rates decreased sales by 1.8%.

Gross profit decreased $657 million or 24.4% to $1.65 billion for the Successor period and $383 million for the Predecessor, respectively, from a gross profit of $2.69 billion for the eight months ended December 23, 2012, and gross profit margin decreased to 27.7% from 36.2%. These decreases are primarily related to higher cost of products sold in the Successor period associated with the purchase accounting adjustments related to the step up in value of inventory ($383 million) and incremental amortization of the preliminary step-up in basis of definite lived intangible assets ($34 million). Gross profit was also negatively impacted by restructuring and productivity initiatives of $169 million for the Successor period and $6 million for the Predecessor period, respectively. The restructuring and productivity related charges are recorded in the non-operating segment.

Selling, general and administrative expenses ("SG&A") increased $138 million, or 8.6% to $1.50 billion for the Successor period and $243 million for the Predecessor period, and increased as a percentage of sales to 23.7% from 21.6% period over period. The increase in SG&A is attributable to severance related to the restructuring and productivity initiatives of $242 million.

Merger related costs in the Successor period include $70 million consisting primarily of advisory fees, legal, accounting and other professional costs and $87.9 million related to severance and compensation arrangements pursuant to existing agreements with certain former executives and employees in connection with the Merger. In the Predecessor period, Merger related costs include $48 million resulting from the acceleration of stock options, restricted stock units and other compensation plans, and $64 million of professional fees.

Operating income decreased $1.07 billion to an operating loss of $8 million for the Successor period and an operating income of $28 million for the Predecessor period, respectively, reflecting the decrease in gross profit discussed above and the impact of the merger related charges.

Net interest expense increased $260 million, to $395 million for the Successor period and $32 million for the Predecessor period, respectively, reflecting higher average debt balances resulting from the Merger. Included in the Successor period is $25 million of interest expense incurred by Merger Subsidiary prior to the consummation of the Merger. Other income (expense), net, decreased $133 million, to an expense of $12 million for the Successor period and expense of $126 million for the Predecessor period, respectively, primarily related to the costs for early extinguishment of debt related to the Merger.

Prior to the Merger, Merger Subsidiary entered into interest rate swap agreements to mitigate exposure to variable rate debt that was raised to finance the acquisition. These agreements were not designated as hedging instruments prior to the Merger date, and as such, we recorded a gain of $118 million in the Successor period due to changes in fair value of these instruments, and separately reflected the gain in the accompanying statement of operations. As a result of the Merger and the transactions entered into in connection therewith, we have assumed the liabilities and obligations of Merger Subsidiary.
For the Successor period the Company recorded a tax benefit of $232 million, or 77.8% of pretax loss. For the Predecessor period the Company recorded a tax expense of $61 million, or (46.9%) of pretax loss. In the eight months ended December 23, 2012, the Company recorded a tax expense of $143 million, or 15.6% of pretax income.
The tax benefit in the Successor period included a benefit of $107 million related to the impact on deferred taxes of a 300 basis point statutory tax rate reduction in the United Kingdom which was enacted during July 2013, and a favorable jurisdictional income mix. The benefit of the statutory tax rate reduction in the United Kingdom was favorably impacted by the increase in deferred tax liabilities recorded in purchase accounting for the Merger.
The tax provision for the Predecessor period April 29, 2013 to June 7, 2013 was principally caused by the effect of repatriation costs of approximately $100 million for earnings of foreign subsidiaries distributed during the period and the effect of current period nondeductible Merger related costs.
The tax provision for the eight months ended December 23, 2012 included the $63 million tax benefit that occurred as a result of an increase in the tax basis of both fixed and intangible assets resulting from a tax-free reorganization in a foreign jurisdiction, a $13 million tax benefit from an intangible asset revaluation for tax purposes elected by a foreign subsidiary, and a benefit of $10 million related to a 200 basis point statutory tax rate reduction also in the United Kingdom.
The net loss from continuing operations attributable to H. J. Heinz Corporation II was $71 million for the Successor period and $194 million for the Predecessor period, compared to net income of $759 million in the eight months ended December 23, 2012.

Adjusted EBITDA was $1.17 billion for the Successor period and $172 million for the Predecessor period, which was flat versus the comparable eight months of fiscal year 2013 as reductions in SG&A as a result of productivity initiatives primarily in North America and reduced marketing across Latin America were offset by volume and price declines in Europe as well as unfavorable exchange translation rates primarily in Asia/Pacific. Refer to EBITDA & Adjusted EBITDA (from Continuing Operations) within the Non-GAAP Measures section below for our definition of Adjusted EBITDA and the reconciliation to income/(loss) from continuing operations, net of tax.

OPERATING RESULTS BY BUSINESS SEGMENT

The following discussion compares the operating results by business segment for the period from February 8, 2013 through December 29, 2013 (Successor) and the period from April 29, 2013 through June 7, 2013 (Predecessor) compared to the eight months ended December 23, 2012. All data for the eight months ended December 23, 2012, are derived from our unaudited consolidated financial information, which is presented in the table below:

	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	February 8 - December 29, 2013	April 29 - June 7, 2013	February 8 - December 29, 2013	April 29 - June 7, 2013	February 8 - December 29, 2013	April 29 - June 7, 2013
	Net External Sales		Gross Profit		Adjusted EBITDA
	(In thousands)
North America	$2,442,522	$443,659	$739,613	$161,936	$618,322	$96,703
Europe	1,659,312	268,607	513,197	92,445	349,247	42,060
Asia/Pacific	1,240,147	238,013	272,879	78,367	135,851	36,276
Latin America	504,425	94,914	166,242	29,520	74,428	10,201
RIMEA	393,156	67,679	128,405	26,456	45,834	12,074
Non-Operating	—	—	(168,565)	(5,389)	(58,279)	(25,005)
Consolidated Totals	$6,239,562	$1,112,872	$1,651,771	$383,335	$1,165,403	$172,309

	Predecessor
	April 30 - December 23, 2012
	Net External Sales	Gross Profit	Adjusted EBITDA
	(In thousands)
North America	$2,919,490	$1,100,531	$693,543
Europe	1,952,229	751,864	427,345
Asia/Pacific	1,500,596	459,789	185,211
Latin America	605,688	206,912	74,398
RIMEA	460,057	169,385	63,146
Non-Operating	—	3,522	(105,487)
Consolidated Totals	$7,438,060	$2,692,003	$1,338,156

North America

Sales of the North America segment decreased $33 million, or 1.1%, to $2.44 billion for the Successor period and $444 million for the Predecessor period, respectively. Higher net price of 0.1% reflects price increases primarily in ketchup and other sauces and condiments in the U.S., largely offset by pricing decreases on U.S. Foodservice frozen soup and increased promotional activity on frozen appetizers and snacks, frozen potatoes and frozen meals and sides in the U.S. Volume was down 0.7% reflecting category softness in frozen potatoes and frozen nutritional entrees, along with a reduction in Heinz® ketchup promotional activity, and volume declines in U.S. Foodservice frozen soup, largely offset by 2.7% of incremental volume due to the extra week of sales to align to the new year end. Unfavorable Canadian exchange translation rates decreased sales 0.6%.

Gross profit decreased $199 million, or 18.1%, to $740 million for the Successor period and $162 million for the Predecessor period, and the gross profit margin decreased to 31.2% from 37.7%. These decreases are primarily due to higher cost of products sold associated with the preliminary purchase accounting adjustments related to the step up in value of inventory ($174 million), net incremental amortization and depreciation of the preliminary step-up in basis of definite lived intangible and tangible assets and the reduction in pension costs due to the purchase accounting adjustment to deferred pension expense ($17 million).

Adjusted EBITDA increased $21 million, or 3.1%, to $618 million for the Successor period and $97 million for the Predecessor period reflecting lower SG&A primarily related to the current year restructuring initiatives.

Europe

Heinz Europe sales decreased $24.3 million, or 1.2%, to $1.66 billion for the Successor period and $269 million for the Predecessor period. Volume was down 1.3% as soft category sales in the U.K., Italy and The Netherlands was largely offset by 1.8% of incremental volume due to the extra week of sales to align to the new year end as well as strong performance in Germany. Volume in the U.K. was also impacted by the strategic decision to realign promotional activity and by the timing of sales related to the Project Keystone(1) go-live in May 2013. Net pricing decreased 0.2% primarily reflecting higher pricing in Benelux and Eastern Europe which was more than offset by pricing declines in Italy. The divestitures of a small soup business in Germany decreased sales 1.1%. Favorable exchange translation rates increased sales 1.4%.

Gross profit decreased $146 million, or 19.4%, to $513 million for the Successor period and $92 million for the Predecessor period, while the gross profit margin decreased to 31.4% from 38.5%. These decreases are primarily related to higher cost of products sold associated with the preliminary purchase accounting adjustments related to the step up in value of inventory ($107 million).

Adjusted EBITDA decreased $36 million, or 8.4%, to $349 million for the Successor period and $42 million for the Predecessor period, reflecting the volume declines and reduced pricing noted above.

(1) Project Keystone is a multi-year global program designed to drive productivity and make Heinz much more competitive by adding capabilities, harmonizing global processes and standardizing our systems through SAP

Asia/Pacific

Heinz Asia/Pacific sales decreased $22 million, or 1.5%, to $1.24 billion for the Successor period and $238 million for the Predecessor period, as unfavorable exchange translation rates decreased sales by 6.3%. Volume increased 4.4% largely a result of the 1.7% of incremental volume due to the extra week of sales to align to the new year end and continued strong performance of Master® branded sauces in China and Heinz branded infant feeding products in China as well as frozen products in Japan and ABC® sauces in Indonesia. Pricing increased 0.4%, as price increases on ABC® sauces in Indonesia and Master® branded sauces in China were offset by higher promotion spending in Australia and New Zealand.

Gross profit decreased $108 million, or 23.6%, to $273 million for the Successor period and $78 million for the Predecessor period, while the gross profit margin decreased to 23.8% from 30.6%. These decreases are related to higher cost of products sold associated with the preliminary purchase accounting adjustments related to the step up in value of inventory ($84 million), net incremental amortization and depreciation of the preliminary step-up in basis of definite lived intangible and tangible assets and the increase in cost of products sold due to the purchase accounting adjustment to deferred foreign currency cash flow hedges ($18 million), as well as unfavorable foreign exchange translation rates.

Adjusted EBITDA decreased $13 million, or 7.1%, to $136 million for the Successor period and $36 million for the Predecessor period, reflecting unfavorable exchange translation rates primarily in Australia, Japan and Indonesia.

Latin America

Sales for Latin America decreased $6 million, or 1.0%, to $504 million for the Successor period and $95 million for the Predecessor period. Volume increased 0.6% largely as a result of 1.9% of incremental volume due to the extra week of sales to align to the new year end and volume gains across the segment which were partially offset by the one extra month of sales reported in Brazil in the prior year as discussed above, the impact of which was split evenly between the Ketchup & Sauces and Meals & Snacks categories and mainly impacted Quero® branded sales. Pricing increased sales by 2.5%, largely due to price increases on Quero® branded products in Brazil, partially offset by price decreases in Venezuela. (See the “Venezuela- Foreign Currency and Inflation” section below for further discussion on inflation in Venezuela.) Foreign exchange translation rates decreased sales 4.2%.

Gross profit decreased $11 million, or 5.4%, to $166 million for the Successor period and $30 million for the Predecessor period while the gross profit margin decreased to 32.7% from 34.2%. The decrease in gross profit is primarily related to higher cost of products sold associated with the preliminary purchase accounting adjustments related to the step up in value of inventory ($8 million) and the lower volume in Brazil resulting from the extra month of results in the prior year period, partially offset by reduced cost of products sold in Mexico following the switch to local production and the favorable impact of the higher pricing.

Adjusted EBITDA increased $10 million, or 13.8%, to $74 million for the Successor period and $10 million for the Predecessor period, primarily reflecting reduced marketing across the segment and reduced general and administrative expenses in Brazil.

RIMEA

Sales for RIMEA increased $1 million, or 0.2%, to $393 million for the Successor period and $68 million for the Predecessor period. Volume increased 7.8% largely as a result of 2.2% of incremental volume due to the extra week of sales to align to the new year end, strong performance in Russia, and volume gains across the segment with the exception of India which experienced declines in Glucon D® and Complan® branded products. Pricing was flat as increases in Egypt and South Africa were offset by price declines in Russia. The divestiture of a non-core product line in Russia decreased sales by 1.8%. Foreign exchange translation rates decreased sales 5.9%.

Gross profit decreased $15 million, or 8.6%, to $128 million for the Successor period and $26 million for the Predecessor period while the gross profit margin decreased to 33.6% from 36.8%. The decrease in gross profit is primarily related to higher cost of products sold associated with the preliminary purchase accounting adjustments related to the step up in value of inventory ($11 million) and commodity inflation primarily in India, partially offset by the expansion of higher margin Complan® branded products in Nigeria.

Adjusted EBITDA decreased $5 million, or 8.3% to $46 million, for the Successor period and $12 million for the Predecessor period, primarily reflecting the reduction in gross profit.

Fiscal 2013 Company Results - Fiscal Year Ended April 28, 2013 compared to Fiscal Year Ended April 29, 2012

Sales for Fiscal 2013 increased $21 million, or 0.2%, to $11.53 billion. Volume increased 1.0%, as volume gains in emerging markets were partially offset by declines in the U.S., Continental Europe, Australia and Italy. Emerging markets volume included an extra month of results for Brazil, which was more than offset by the Company's decision to exit the T.G.I Friday's® frozen meals business in the U.S. Emerging markets, the Company's top 15 brands and global ketchup continued to be the Company's primary growth drivers, with organic sales growth of 16.8%, 3.6% and 4.6%, respectively (reported sales growth of 14.3%, 0.8%, and 2.8%, respectively). Net pricing increased sales by 2.1%, driven by price increases across the emerging markets, as well as in Continental Europe and U.S. Foodservice. Divestitures decreased sales by 0.3%, and unfavorable foreign exchange rates decreased sales by 2.5%.

Gross profit increased $201 million, or 5.0%, to $4.20 billion, and gross profit margin increased 170 basis points to 36.4%. Current year gross profit includes a $3.5 million charge related to the closure of a factory in South Africa. Excluding this charge and charges for productivity initiatives in Fiscal 2012, gross profit margin increased 60 basis points, and gross profit increased $74 million, or 1.8%, as the benefits from higher pricing, volume and productivity initiatives were offset by a $104 million unfavorable impact from foreign exchange and higher commodity costs.

SG&A increased $41 million, or 1.7%, to $2.53 billion, and increased as a percentage of sales to 22.0% from 21.7%. Current year SG&A includes the previously discussed special items of $12 million for the Foodstar earn-out settlement and $45 million in transaction-related costs associated with the Merger Agreement. Excluding these current year special items and charges for productivity initiatives in Fiscal 2012, SG&A increased $60 million, or 2.5%, to $2.48 billion and increased as a percentage of sales to 21.5% from 21.0%. The increase in aggregate spending reflects higher marketing spending, incremental investments in Project Keystone, and strategic investments to drive growth in emerging markets partially offset by a $66 million impact from foreign exchange translation rates, reduced pension expense and effective cost management in developed markets.

Operating income increased $159 million, or 10.6%, to $1.66 billion. Excluding the special items in the current year and charges for productivity initiatives in Fiscal 2012, operating income increased $14 million, or 0.8%, to $1.72 billion.

Net interest expense decreased $3 million, to $256 million, reflecting a $9 million decrease in interest expense and a $7 million decrease in interest income, both of which are driven by lower interest rates. Other expense, net, increased $54 million, to $62 million in the current year, primarily due to a $43 million currency translation loss previously discussed recorded during the fourth quarter of Fiscal 2013 resulting from the devaluation of the Venezuelan currency relative to the U.S. dollar, changing the official exchange rate from 4.30 to 6.30. The remaining increase is due to other currency losses this year compared to currency gains last year.

The effective tax rate for Fiscal 2013 decreased to 18.0% from 19.8% in the prior year on a reported basis. Excluding special items in the current year and productivity initiatives last year, the effective rate was 18.2% compared to 21.3% last year. The decrease in the effective tax rate is primarily the result of increased benefits from the revaluation of the tax basis of certain foreign assets, which includes our Fiscal 2013 reorganization, and reduced charges for the repatriation of current year foreign earnings. See below in "Liquidity and Financial Position" for further explanation. These amounts were partially offset by lower current year benefits from tax free interest and tax on income of foreign subsidiaries. The prior year also contained a benefit from the resolution of a foreign tax case. Both periods contained a benefit of approximately $15 million from the reversal of an uncertain tax position liability due to the expiration of the statute of limitations in a foreign tax jurisdiction as well as benefits in each year related to 200 basis point statutory tax rate reductions in the United Kingdom.

Income from continuing operations attributable to H. J. Heinz Corporation II was $1.09 billion, an increase of 11.6% compared to $974 million in the prior year on a reported basis. Excluding special items(2), income from continuing operations was $1.17 billion, an increase of 4.5% compared to $1.12 billion in the prior year excluding charges for productivity initiatives.

Adjusted EBITDA increased $38 million, or 1.9%, to $2.10 billion as one extra month of sales being reported in Brazil in the current year as the subsidiary's fiscal reporting was conformed to the Company's fiscal period, coupled with benefits from higher pricing, volume and productivity initiatives, was largely offset by higher commodity costs and higher marketing spending.

The impact of fluctuating translation exchange rates in Fiscal 2013 has had a relatively consistent impact on all components of operating income on the consolidated statement of income.

(2)
All Fiscal 2013 results excluding special items are non-GAAP measures used for management reporting and incentive compensation purposes. See “Non-GAAP Measures” section below for the reconciliation of all Fiscal 2013 non-GAAP measures to the reported GAAP measures.

FISCAL YEAR 2013 OPERATING RESULTS BY BUSINESS SEGMENT

North America

Sales of the North America segment decreased $21 million, or 0.5%, to $4.57 billion. Volume decreased 1.0% despite volume improvements in Heinz® ketchup and mayonnaise, Ore-Ida® and non-branded frozen potatoes, Classico® pasta sauces and Delimex® frozen snacks. These volume improvements were more than offset by the planned exit of T.G.I Friday's® frozen meals and volume declines in Smart Ones® frozen products, reflecting category softness and the discontinuation of bagged meals, in T.G.I Friday's® frozen snacks, and a decline in U.S. Foodservice frozen soup and ketchup. Higher net price of 1.2% reflects price increases in Heinz® ketchup and Smart Ones® frozen products, reflecting reduced promotions, price increases across the U.S. Foodservice product portfolio to offset commodity cost increases, partially offset by increased promotions on Ore-Ida® frozen potatoes. Sales were also unfavorably impacted by 0.5% from the Company's strategic decision to exit the Boston Market® license. Unfavorable Canadian exchange translation rates decreased sales 0.1%

Gross profit increased $24 million, or 1.4%, to $1.74 billion, and the gross profit margin increased to 38.1% from 37.4%. Gross margin increased as productivity improvements and slightly higher pricing more than offset increased commodity costs.

Adjusted EBITDA increased $3 million, or 0.3%, to $1.11 billion, as the improvements in gross profit were offset by increased SG&A from higher marketing across the segment and costs related to the implementation of Project Keystone in Canada.

Europe

Heinz Europe sales decreased $143 million, or 4.5%, to $3.05 billion, reflecting a 3.2% decline from foreign exchange translation rates. Net pricing increased 0.8%, driven by lower promotions across Continental Europe and on Aunt Bessie's® frozen potatoes in the U.K., partially offset by higher promotions on Heinz® soup and beans in the U.K. Volume decreased 1.7%, as strong performance in Heinz® ketchup across the segment and Heinz® soup in the U.K. were more than offset by volume declines in Heinz® beans and pasta meals and frozen meals in the U.K. and the impact from weak economies and soft category sales in Italy and Continental Europe. Divestitures decreased sales 0.4%.

Gross profit decreased $64 million, or 5.1%, to $1.18 billion, while the gross profit margin decreased slightly to 38.6% from 38.9%. The gross margin decline reflects higher commodity costs, largely offset by higher pricing, productivity improvements and favorable cross currency rate movements related to the sourcing of finished goods across the European supply chain.

Adjusted EBITDA decreased $18 million, or 2.7%, to $671 million, as the reduction in gross profit, unfavorable foreign exchange translation rates and increased investments in our emerging markets businesses were partially offset by lower SG&A costs reflecting reduced pension and incentive compensation expense.

Asia/Pacific

Heinz Asia/Pacific sales increased $48 million, or 2.1%, to $2.29 billion, despite unfavorable exchange translation rates decreasing sales by 1.9%. Volume increased 2.5%, largely a result of growth in ABC® products in Indonesia, strong performance in Japan and continued strong performance of Heinz® and Master® branded sauces in China. These increases were partially offset by declines in soup and infant feeding in Australia. Pricing increased 1.5%, due to ABC® products in Indonesia and Master® branded sauces in China, partially offset by higher promotional spending in Australia.

Despite unfavorable foreign exchange translation rates, gross profit increased $51 million, or 7.7%, to $710 million, and the gross profit margin increased to 31.0% from 29.4%. The higher gross margin reflects productivity improvements and higher pricing, partially offset by higher commodity costs, particularly sugar costs in Indonesia.

Adjusted EBITDA increased by $37 million, or 14.9%, to $286 million, as improvements in gross profit were partially offset by increased SG&A costs due to investments in marketing and improved capabilities in our emerging markets businesses.

Latin America

Sales for Latin America increased $125 million, or 16.2%, to $900 million. Volume increased 13.0% due primarily to increases in both Quero® and Heinz® branded products in Brazil and Heinz® baby food in Mexico reflecting the launch of pouch packaging. Approximately 60% of the volume gains in Brazil are a result of the favorable impacts from marketing and promotional activities, increased distribution and the successful introduction of Heinz® branded ketchup into this market. Approximately one-third of the volume gains in this segment and 40% of Brazil's volume gains are a result of one extra month of sales reported in Brazil in the current year, as the business no longer requires an earlier closing date to facilitate timely reporting. This extra month impact was split evenly between the Ketchup & Sauces and Meals & Snacks categories and mainly impacted Quero® branded sales. Pricing across the region increased sales by 13.7%, largely due to price increases on Quero® branded products in Brazil as well as increases in Venezuela taken to mitigate inflation. Venezuela's pricing was still significantly favorable despite the unfavorable pricing impact of the devaluation of the Venezuelan currency relative to the U.S. dollar that occurred at the beginning of the fourth quarter of this year. (See the “Venezuela- Foreign Currency and Inflation” section below for further discussion on inflation in Venezuela.) Foreign exchange translation rates decreased sales 10.5%.

Gross profit increased $46 million, or 18.3%, to $300 million, due to strong results in Brazil which are a result of significant growth in this business and the extra month of results in the current year, partially offset by unfavorable foreign exchange translation rates and the impact from the Venezuelan currency devaluation. Gross profit margin increased slightly to 33.3% from 32.7% as higher pricing and productivity improvements were offset by increased commodity and other manufacturing costs particularly in Venezuela and Brazil.

Adjusted EBITDA increased $6 million, or 6.6%, to $102 million, due to strong performance in Brazil.

RIMEA

Sales for RIMEA increased $13 million, or 1.8%, to $728 million. Volume increased 8.2% due primarily to our Russian business, Glucon D® and Nycil® branded products in India resulting from an excellent summer season and increased marketing, and Complan® nutritional beverages in the Middle East. These increases were partially offset by declines in Complan® nutritional beverages in India. Pricing across the region increased sales by 2.0%, largely due to higher pricing on Heinz® ketchup in Russia and Complan® nutritional beverages in India. Foreign exchange translation rates decreased sales 7.9%.

Gross profit increased $16 million, or 6.6%, to $266 million, and the gross margin increased to 36.6% from 34.9% primarily due to increased volume, higher pricing and favorable commodity costs primarily in Russia.

Adjusted EBITDA increased $4 million, or 4.4%, to $97 million, due to strong sales performance partially offset by increased SG&A costs due to investments in marketing and improved capabilities in our Russian business.

Liquidity and Financial Position

In connection with the Merger, the cash consideration was funded from equity contributions from the Sponsors and cash of the Company, as well as proceeds received by Merger Subsidiary in connection with the following debt financing pursuant to the Senior Credit Facilities and the Exchange Notes:

•
$9.5 billion in senior secured term loans, with tranches of 6 and 7 year maturities and fluctuating interest rates based on, at the Company's election, base rate or LIBOR plus a spread on each of the tranches, with respective spreads ranging from 125-150 basis points for base rate loans with a 2% base rate floor and 225-250 basis points for LIBOR loans with a 1% LIBOR floor. Prior to the Merger, Merger Subsidiary entered into interest rate swaps to mitigate exposure to the variable interest rates on these term loans and as a result, the rate on future interest payments beginning in January 2015 and extending through July 2020 have been fixed at an average fixed rate of 4.5%,

•
$2.0 billion senior secured revolving credit facility with a 5 year maturity and a fluctuating interest rate based on, at the Company's election, base rate or LIBOR, with respective spreads ranging from 50-100 basis points for base rate loans and 150-200 basis points for LIBOR loans, on which nothing is currently drawn, and

•	$3.1 billion of 4.25% Second Lien Senior Secured Notes with a 7.5 year maturity, which were required to be exchanged within one year of consummation of the Merger Agreement for registered notes.

On June 7, 2013, Merger Subsidiary's indebtedness was assumed by the Company, substantially increasing the Company's overall level of debt. Refer to Item 8 – “Consolidated Financial Statements and Supplementary Data – Note 11 – Debt and Financing Arrangements" for a more thorough discussion of our new debt arrangements.

Year Ended December 28, 2014 compared to the period from February 8, 2013 through December 29, 2013 (Successor) and the period from December 24, 2012 through June 7, 2013 (Predecessor)
The following discussion compares the cash flow information for the years ended December 28, 2014 and December 29, 2013. Data, except for the twelve months ended December 29, 2013, is derived from our audited consolidated financial statements, which appear in Item 8 – “Consolidated financial Statements and Supplementary Data” of this annual report on form 10-K. All data for the twelve months ended December 29, 2013 are derived from our unaudited consolidated financial information, which is presented in the tables below.

	Successor		Predecessor
	December 28, 2014	February 8 - December 29, 2013	December 24, 2012 - June 7, 2013
	(52 weeks)	(29 Weeks)	(24 Weeks)
			(Unaudited)
Operating Activities	(In thousands)
Net (loss)/income	$672,388	$(71,718)	$101,688
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	575,883	309,053	164,560
Inventory fair value step-up charged to cost of products sold	—	383,300	—
Pension contributions	(102,281)	(152,116)	(28,281)
Impairment loss on indefinite-lived trademarks and other intangibles	221,482	—	—
Unrealized gain on derivative instruments	—	(117,934)	—
Other items, net	(23,017)	(248,468)	76,949
Changes in current assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables (includes proceeds from securitization)	(3,912)	(118,509)	83,062
Inventories	152,888	84,339	46,306
Prepaid expenses and other current assets	(664)	43,630	16,369
Accounts payable	562,027	(89,807)	65,310
Accrued liabilities	(132,364)	77,724	124,006
Income taxes	219,307	(64,436)	17,582
Cash provided by/(used for) operating activities	2,141,737	35,058	667,551
Investing activities:
Capital expenditures	(399,428)	(202,015)	(291,417)
Proceeds from disposals of property, plant and equipment	53,527	6,098	2,579
Acquisitions of business, net of cash on hand	—	(21,494,287)	—
Other items, net	(3,962)	18,773	30,654
Cash used for investing activities	(349,863)	(21,671,431)	(258,154)
Financing activities:
Payments on long-term debt	(1,103,063)	(2,669,915)	(449,847)
Proceeds from long-term debt	—	12,574,575	4,968
Debt issuance costs	—	(320,824)	—
Net (payments)/proceeds on commercial paper and short-term debt	(2,902)	(1,640,590)	297,215
Dividends	(720,000)	(360,000)	(331,654)
Capital contributions	—	16,500,000	—
Other items, net	5,674	25,995	(2,047)
Cash provided by/(used for) financing activities	(1,820,291)	24,109,241	(481,365)
Effect of exchange rate changes on cash and cash equivalents	(131,898)	(13,876)	(140,485)
Net increase/(decrease) in cash and cash equivalents	(160,315)	2,458,992	(212,453)
Cash and cash equivalents at beginning of period	2,458,992	—	2,282,420
Cash and cash equivalents at end of period	$2,298,677	$2,458,992	$2,069,967

Cash provided by operating activities was $2.14 billion for the year ended December 28, 2014 compared to cash provided by operating activities of $35 million for the Successor period ended December 29, 2013 and cash provided by operating activities of $668 million for the Predecessor period December 24, 2012 to June 7, 2013, an increase of $1.44 billion. The increase primarily reflects the significant improvements in the Company's profitability following the various restructuring and productivity initiatives undertaken subsequent to the Merger, coupled with the merger related costs and charges on the early extinguishment of debt incurred in the transition period. In addition, the Company has worked to extend its payment terms with suppliers generating approximately $540 million of incremental cash in the Successor period ended December 28, 2014. The increase also reflects favorable movements in inventory, receivables as well as lower pension contributions and cash taxes. Cash used in the current year in relation to productivity and restructuring initiatives totaled $261 million.
On May 28, 2014, the Company entered into an amendment of the $175 million U.S. accounts receivable securitization program that extended the term until May 27, 2015. As a result of the amendment, the limit has been reduced to $150 million and the Company now accounts for transfers of receivables pursuant to this program as a sale and removes them from the consolidated balance sheet. For the sale of receivables under the program, the Company receives cash consideration of up to $150 million and a receivable for the remainder of the purchase price (the "Deferred Purchase Price"). Prior to this amendment and subsequent to a May 31, 2013 amendment, the Company accounted for transfers of receivables pursuant to this program as secured borrowings, and the receivables sold pursuant to this program were included on the balance sheet as trade receivables, along with the Deferred Purchase price. The amount of trade receivables included on the balance sheet at December 29, 2013 which were acting as collateral for these borrowings was $140 million. There was minimal impact on overall cash provided by operating activities as a result of this amendment.
On August 29, 2014, the Company entered into a new $70 million Australian dollar and $50 million New Zealand dollar accounts receivable factoring program with a bank, replacing an existing arrangement with a different bank. These limits are net of the Deferred Purchase Price. This is a one year agreement that automatically continues after one year until either the Company or the bank decides to terminate it. The Company accounts for transfers of receivables pursuant to this program as a sale, and removes them from the consolidated balance sheet. For the sale of receivables under the program, the Company receives cash consideration of up to $70 million Australian dollars and $50 million New Zealand dollars and a receivable for the Deferred Purchase Price. There was minimal impact on cash provided by operating activities as a result of these new arrangements as they replaced similar existing arrangements.
On December 18, 2014, the Company entered into a new £120 million European accounts receivable factoring program. The Company accounts for transfers of receivables pursuant to this program as a sale, and it removes them from the consolidated balance sheet. For the sale of receivables under the program, the Company receives cash consideration of up to ninety-five percent of £120 million facility and records a receivable from the bank (Deferred Purchase Price) for the remainder. This new program generated approximately $58 million in incremental cash provided by operating activities.

Cash used for investing activities totaled $350 million for the year ended December 28, 2014, compared with $21.7 billion for the Successor period ended December 29, 2013 and $258 million for the Predecessor period December 24, 2012 to June 7, 2013. The 2014 cash used for investing activities primarily represented capital expenditures, net of proceeds from the disposal of property, plant and equipment. The prior year Successor period reflected the merger consideration, net of cash on hand, of $21.5 billion.

Cash used for financing activities was $1.82 billion for the year ended December 28, 2014, compared with cash provided by financing activities of $24.1 billion for the Successor period ended December 29, 2013 and cash used for financing activities of $481 million for the Predecessor period December 24, 2012 to June 7, 2013. During the fourth quarter of 2014, the Company repaid $133 million of the B-1 Loans and $867 million of the B-2 Loans outstanding. The 2014 cash was also used to pay $720 million of dividends to Hawk Acquisition Intermediate Corporation I (the immediate parent of Holdings) to fund the quarterly preferred stock dividend to Berkshire Hathaway (see below). In the Successor period ended December 29, 2013, cash provided by financing activities reflected the funding of the Merger which were equity contributions from the Sponsors totaling $16.5 billion as well as proceeds of approximately $9.5 billion under Senior Credit Facilities, and $3.1 billion upon the issuance of the Exchange Notes. The Company used such proceeds, which was partially offset by $320.8 million of debt issuance costs, to repay $4.2 billion of the Predecessor's outstanding short and long term debt and associated hedge contracts.

The period from February 8, 2013 through December 29, 2013 (Successor) and the period from April 29, 2013 through June 7, 2013 (Predecessor) compared to Eight Months Ended December 23, 2012

The following discussion compares the cash flow information for the period from February 8, 2013 through December 29, 2013 (Successor) and the period from April 29, 2013 through June 7, 2013 (Predecessor) compared to the eight months ended December 23, 2012. Data, except for the eight months ended December 23, 2012, is derived from our audited consolidated financial statements, which appear in Item 8 – “Consolidated financial Statements and Supplementary Data” of this annual report on form 10-K. Data for the eight months ended December 23, 2012, are derived from our unaudited consolidated financial information, which is presented in the table below:

	Successor	Predecessor
	February 8 - December 29, 2013	April 29 - June 7, 2013	April 30 - December 23, 2012
	(29 Weeks)	(6 Weeks)	(34 Weeks)
			(Unaudited)
Operating Activities	(In thousands)
Net (loss)/income	$(71,718)	$(192,697)	$732,949
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	309,053	41,023	225,371
Inventory fair value step-up charged to cost of products sold	383,300	—	—
Pension contributions	(152,116)	(6,812)	(47,918)
Unrealized gain on derivative instruments	(117,934)	—	—
Other items, net	(248,468)	3,214	(20,635)
Changes in current assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables (includes proceeds from securitization)	(118,509)	(3,360)	(252,661)
Inventories	84,339	(183,413)	(279,187)
Prepaid expenses and other current assets	43,630	(18,411)	(20,671)
Accounts payable	(89,807)	(69,825)	33,764
Accrued liabilities	77,724	48,025	(4,134)
Income taxes	(64,436)	10,163	(16,559)
Cash provided by/(used for) operating activities	35,058	(372,093)	350,319
Investing activities:
Capital expenditures	(202,015)	(120,154)	(227,835)
Proceeds from disposals of property, plant and equipment	6,098	108	16,515
Acquisitions of business, net of cash on hand	(21,494,287)	—	—
Other items, net	18,773	30,251	6,559
Cash used for investing activities	(21,671,431)	(89,795)	(204,761)
Financing activities:
Payments on long-term debt	(2,669,915)	(439,747)	(213,978)
Proceeds from long-term debt	12,574,575	1,521	201,904
Debt issuance costs	(320,824)	—	—
Net (payments)/proceeds on commercial paper and short-term debt	(1,640,590)	480,672	1,273,338
Dividends	(360,000)	—	(334,038)
Capital contributions	16,500,000	—	—
Other items, net	25,995	42,972	(103,517)
Cash provided by/(used for) financing activities	24,109,241	85,418	823,709
Effect of exchange rate changes on cash and cash equivalents	(13,876)	(30,262)	(17,288)
Net increase/(decrease) in cash and cash equivalents	2,458,992	(406,732)	951,979
Cash and cash equivalents at beginning of period	—	2,476,699	1,330,441
Cash and cash equivalents at end of period	$2,458,992	$2,069,967	$2,282,420

Cash provided by operating activities was $35 million for the Successor period and cash used for operating activities was $372 million for the Predecessor period April 29, 2013 to June 7, 2013, compared to cash provided by operating activities of $350 million for the eight months ended December 23, 2012. The decline reflects the operating loss in the transition period resulting from merger and restructuring related costs and charges incurred on the early extinguishment of debt. The decline also reflects unfavorable movements in accounts payable and income taxes, additional pension funding, partially offset by favorable movements in inventories.

Cash used for investing activities totaled $21.7 billion for the Successor period and $89.8 million for the Predecessor period April 29, 2013 to June 7, 2013, compared to $205 million for the eight months ended December 23, 2012. Reflected in our cash flows used in investing activities for the Successor period is the merger consideration, net of cash on hand, of $21.5 billion.

Cash provided by financing activities totaled $24.1 billion for the Successor period and $85.4 million for the Predecessor period April 29, 2013 to June 7, 2013, compared to cash used for financing activities of $824 million in the eight months ended December 23, 2012. Net cash used in the eight months of Fiscal 2013 primarily related to an additional interest acquired in Coniexpress for $80 million and dividend payments of $334 million.

Fiscal Year Ended April 28, 2013 compared to Fiscal Year Ended April 29, 2012
Cash provided by operating activities in Fiscal 2013 was $1.39 billion compared to $1.49 billion in Fiscal 2012. The decline reflects unfavorable movements in receivables, inventories and income taxes as well as increased pension contributions and cash paid in the current year for transaction costs related to the Merger. The unfavorable movement in receivables is largely due to an increase in cash received under the accounts receivable securitization program during Fiscal 2013. These were partially offset by favorable movements in payables. In addition, the settlement of the Foodstar earn-out resulted in a cash payment of $60 million, of which $15 million was reported in cash from operating activities and $45 million was reported in cash from financing activities on the consolidated cash flow statement. Cash paid in Fiscal 2013 for Fiscal 2012 productivity initiatives was $74 million ($29 million of which were capital expenditures) compared to $122 million ($25 million of which were net capital expenditures) in the prior year.

For Fiscal 2013, cash used for investing activities totaled $373 million compared to $402 million in Fiscal 2012. Capital expenditures totaled $399 million (3.4% of sales) compared to $419 million (3.6% of sales) in Fiscal 2012, which was in-line with planned levels. Proceeds from disposals of property, plant and equipment were $19 million compared to $10 million in Fiscal 2012. The increase was primarily due to cash received for the sale of land in Indonesia in the current year. Proceeds from divestitures were $17 million in Fiscal 2013 compared to $4 million in Fiscal 2012. The Fiscal 2013 decrease in restricted cash was $4 million compared to an increase in restricted cash of $39 million in Fiscal 2012, which primarily represented collateral that the Company was required to maintain in connection with a total rate of return swap entered into during the third quarter of Fiscal 2012. Cash received for the sale of short-term investments in Brazil in Fiscal 2012 was $57 million.

For Fiscal 2013, cash provided by financing activities totaled $257 million compared to cash used of $363 million in Fiscal 2012.

•
Proceeds from long-term debt were $205 million in Fiscal 2013 and $1.91 billion in Fiscal 2012. During the first quarter of Fiscal 2013, the Company entered into a new variable rate three year 15 billion Japanese yen denominated credit agreement. The proceeds were swapped to 188.5 million U.S. dollars and the interest rate was fixed at 2.22%. During the fourth quarter of Fiscal 2012, the Company issued $300 million 1.50% Notes due 2017 and $300 million 2.85% Notes due 2022. During the second quarter of Fiscal 2012, the Company issued $300 million 2.00% Notes due 2016 and $400 million 3.125% Notes due 2021. During the first quarter of Fiscal 2012, the Company issued $500 million of private placement notes at an average interest rate of 3.48% with maturities of three, five, seven and ten years. Additionally, during the first quarter of Fiscal 2012, the Company issued $100 million of private placement notes at an average interest rate of 3.38% with maturities of five and seven years.

•
Fiscal 2013 proceeds from debt issuances were used to terminate a variable rate three year 15 billion Japanese yen denominated credit agreement that was due October 2012, and settle the associated swap, which had an immaterial impact to the Company's consolidated statement of income. Overall, payments on long-term debt were $224 million in Fiscal 2013 compared to $1.44 billion in Fiscal 2012. The prior year proceeds from debt issuances were used for the repayment of commercial paper and to pay off the Company's $750 million of notes which matured on July 15, 2011 and $600 million notes which matured on March 15, 2012.

•	Net proceeds on commercial paper and short-term debt were $1.09 billion in Fiscal 2013 compared to net payments of $43 million in Fiscal 2012.

•
Cash payments for treasury stock purchases, net of cash from option exercises, used $26 million of cash in the Fiscal 2013 compared to $119 million in Fiscal 2012. The Company repurchased 2.4 million shares of stock at a total cost of $139 million in Fiscal 2013 and 3.9 million shares of stock at a total cost of $202 million in Fiscal 2012. Under the terms of the Merger Agreement, the Company suspended its share repurchase program from February 13, 2013 through the closing of the acquisition on June 7, 2013.

•
Dividend payments totaled $666 million in Fiscal 2013, compared to $619 million in Fiscal 2012, reflecting an increase in the annualized dividend per common share to $2.06. Until the effective time of the Merger, the Merger Agreement permitted the Company to continue to declare and pay regular quarterly cash dividends not to exceed $0.515 per share of common stock with record dates and payment dates that were substantially consistent with the Company's past practice. The Merger Agreement did not permit the Company to pay a prorated dividend for the quarter in which the merger was completed.

•
During the first quarter of Fiscal 2013, the Company acquired an additional 15% interest in Coniexpress S.A. Industrias Alimenticias ("Coniexpress") for $80 million. Prior to the transaction, the Company owned 80% of this business. During the second quarter of Fiscal 2012, the Company acquired an additional 10% interest in P.T. Heinz ABC Indonesia for $55 million. P.T. Heinz ABC Indonesia is a subsidiary of the Company that manufacturers Asian sauces and condiments as well as juices and syrups. Prior to the transaction, the Company owned 65% of this business.

Other liquidity and financial position information
At December 28, 2014, the Company had total debt of $13.65 billion and cash and cash equivalents of $2.3 billion. As noted above, during the fourth quarter of 2014, the Company repaid $133 million of the B-1 Loans and $867 million of the B-2 Loans outstanding. The result of these repayments was to eliminate the requirement to repay 1%, or $95 million, of the original principal amount each year.
In addition, in the first quarter of 2015, the Company issued $2.0 billion in aggregate principal amount of 4.875% Second Lien Senior Secured Notes due 2025. The net proceeds from this offering were used to repay $650 million of the B-1 Loans and $1,310 million of the B-2 Loans outstanding.
In order to more efficiently manage foreign cash, we had a taxable distribution of earnings from certain foreign subsidiaries to the U.S. in the Predecessor period ended June 7, 2013 totaling approximately $420 million which resulted in a charge to our provision for income taxes of approximately $100 million in the same period. We were able to use existing foreign tax credit carryforwards to offset the tax liability created by such distributions such that there were no incremental cash taxes incurred in the period.  Prior to the Merger, our intent was to reinvest the accumulated earnings of our foreign subsidiaries in our international operations, except where remittance could be made tax free in certain situations, and our plans did not demonstrate a need to repatriate them to fund our cash requirements in the U.S. and, accordingly, a liability for the related deferred income taxes was not reflected in the Company's financial statements as of April 28, 2013. While we continue to expect to reinvest a substantial portion of the future earnings of our foreign subsidiaries in our international operations, as of the Acquisition date we determined that a portion of our accumulated unremitted foreign earnings were likely to be needed to meet U.S. cash needs. For the portion of unremitted foreign earnings determined not to be permanently reinvested, a deferred tax liability was recorded. The Company repatriated the majority of the accumulated unremitted earnings which are no longer permanently reinvested during 2014 resulting in the utilization of the majority of its U.S. foreign tax credit carryforwards.

At December 28, 2014, approximately $1.7 billion of cash and short-term investments were held by international subsidiaries. A portion of the undistributed earnings of certain of the subsidiaries is not considered to be permanently reinvested for which deferred taxes of $42 million have been provided. Additionally, the Company has certain amounts of previously taxed earnings which have not yet been remitted. As a result, the Company can repatriate approximately $1.1 billion of cash to the U.S. without incurring any additional material tax expense.  For those undistributed earnings considered to be permanently reinvested, our intent is to reinvest these funds in our international operations and our current plans do not demonstrate a need to repatriate the accumulated earnings to fund our U.S. cash requirements.   If we decide at a later date to repatriate these funds to the U.S., the Company would be required to provide taxes on these amounts based on the applicable U.S. tax rates net of credits for foreign taxes already paid.

Berkshire Hathaway has an $8.0 billion preferred stock investment in Parent which entitles it to a 9.0% annual dividend to be paid quarterly in cash or in-kind.  The Company made distributions totaling $720 million in cash to Hawk Acquisition Intermediate Corporation I (the immediate parent of Holdings) during 2014 and expects to continue to make quarterly cash distributions to fund this dividend.

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

Contractual Obligations and Other Commitments
Contractual Obligations
The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. In addition, the Company has purchase obligations for materials, supplies, services and property, plant and equipment as part of the ordinary conduct of business. A few of these obligations are long-term and are based on minimum purchase requirements. Certain purchase obligations contain variable pricing components, and, as a result, actual cash payments are expected to fluctuate based on changes in these variable components. Due to the proprietary nature of some of the Company’s materials and processes, certain supply contracts contain penalty provisions for early terminations. The Company does not believe that a material amount of penalties is reasonably likely to be incurred under these contracts based upon historical experience and current expectations.

The following table represents the contractual obligations of the Company as of December 28, 2014:

	2015	2016 - 2017	2018 - 2019	2020 Forward	Total
	(In thousands)
Long Term Debt(1)	$467,098	$1,317,499	$3,973,991	$12,822,521	$18,581,109
Capital Lease Obligations	12,644	37,896	7,741	8,117	66,398
Operating Leases	70,515	175,273	110,553	118,689	475,030
Purchase Obligations	668,758	404,991	184,781	182,468	1,440,998
Other Long Term Liabilities Recorded on the Balance Sheet	27,908	44,710	14,490	54,442	141,550
Total	$1,246,923	$1,980,369	$4,291,556	$13,186,237	$20,705,085

(1)
Amounts include expected cash payments for interest on fixed rate long-term debt and fixed payments on interest rate swap contracts beginning in 2015 used to mitigate the variable interest payments on the Term Loans Facilities (see Item 8 – “Consolidated Financial Statements and Supplementary Data – Note 11 – Debt and Financing Arrangements”). Due to the uncertainty of forecasting expected variable rate interest payments on the Term Loan Facilities up until 2015 and other variable rate debt not covered by such swap contracts, those amounts are not included in the table.

Other long-term liabilities primarily consist of certain specific incentive compensation arrangements and pension and postretirement benefit commitments. Pension benefits are expected to continue into the foreseeable future, but the Company has not included anything in the 2020 Forward column as it is unable to estimate the amount of such benefit payments. Defined benefit plan contributions for the next fiscal year are expected to be approximately $101.7 million; however, actual contributions may be affected by pension asset and liability valuation changes during the year. Payments of postretirement benefits for the next fiscal year are expected to be approximately $14.3 million. Long-term liabilities related to income taxes and insurance accruals included on the consolidated balance sheet are excluded from the table above as the Company is unable to estimate the timing of the payments for these items.
At December 28, 2014, the total amount of gross unrecognized tax benefits for uncertain tax positions, including an accrual of related interest and penalties along with positions only impacting the timing of tax benefits, was approximately $90 million. The timing of payments will depend on the progress of examinations with tax authorities. The Company does not expect a significant tax payment related to these obligations within the next year. The Company is unable to make a reasonably reliable estimate as to when any significant cash settlements with taxing authorities may occur.
Berkshire Hathaway has an $8.0 billion preferred stock investment in Parent which entitles it to a 9.0% annual dividend to be paid quarterly in cash or in-kind.  The Company made distributions totaling $720 million in cash to Hawk Acquisition Intermediate Corporation I (the immediate parent of Holdings) during 2014 and expects to continue to make quarterly cash distributions to fund this dividend.

Off-Balance Sheet Arrangements and Other Commitments
The Company does not have guarantees or other off-balance sheet financing arrangements that we believe are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
As of April 28, 2013, the Company was a party to two operating leases for buildings and equipment, one of which also includes land, under which the Company has guaranteed supplemental payment obligations of approximately $150 million at the termination of these leases. On June 3, 2013, the Company paid $88.7 million to buy-out one of these leases and recorded it within Property, plant and equipment on the balance sheet as of that date.
On May 28, 2014, the Company entered into an amendment of the $175 million accounts receivables securitization program that extended the term until May 27, 2015. As a result of the amendment, the limit has been reduced to $150 million and the Company now accounts for transfers of receivables pursuant to this program as a sale and it removes them from the consolidated balance sheet. For the sale of receivables under the program, the Company receives cash consideration of up to $150 million and a receivable for the remainder of the purchase price (the "Deferred Purchase Price"). Prior to this amendment and subsequent to a May 31, 2013 amendment, the Company accounted for transfers of receivables pursuant to this program as secured borrowings, and the receivables sold pursuant to this program were included on the balance sheet as trade receivables, along with the Deferred Purchase price. The amount of trade receivables included on the balance sheet at December 29, 2013 which were acting as collateral for these borrowings was $140 million.

On August 29, 2014, the Company entered into a new $70 million Australian dollar and $50 million New Zealand dollar accounts receivable factoring program with a bank, replacing an existing arrangement with a different bank. These limits are net of the Deferred Purchase Price. This is a one year agreement that automatically continues after one year until either the Company or the bank decides to terminate it. The Company accounts for transfers of receivables pursuant to this program as a sale, and removes them from the consolidated balance sheet. For the sale of receivables under the program, the Company receives cash consideration of up to $70 million Australian dollars and $50 million New Zealand dollars and a receivable for the Deferred Purchase Price.
On December 18, 2014, the Company entered into a new £120 million European accounts receivable factoring program. The Company accounts for transfers of receivables pursuant to this program as a sale, and it removes them from the consolidated balance sheet. For the sale of receivables under the program, the Company receives cash consideration of up to ninety-five percent of £120 million facility and records a receivable from the bank (Deferred Purchase Price) for the remainder.
The cash consideration and carrying amount of receivables removed from the consolidated balance sheets were $284.2 million, $129.7 million and $401.4 million as of December 28, 2014, December 29, 2013 and April 28, 2013, respectively. The fair value of the Deferred Purchase Price was $160.8 million, $32.0 million and $83.6 million as of December 28, 2014, December 29, 2013 and April 28, 2013, respectively. The Deferred Purchase Price is included as a trade receivable on the consolidated balance sheets and has a carrying value which approximates fair value as of December 28, 2014, December 29, 2013 and April 28, 2013 due to the nature of the short-term underlying financial assets. The proceeds from these sales are recognized on the statements of cash flows as a component of operating activities. The Company acted as servicer for these arrangements. The Company has not recorded any servicing assets or liabilities as of December 28, 2014, December 29, 2013 and April 28, 2013 for these arrangements because the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements. The Company’s financing arrangements are summarized in Note 11, “Debt and Financing Arrangements” in Item 8—“Financial Statements and Supplementary Data.”
No significant credit guarantees existed between the Company and third parties as of December 28, 2014.

Market Risk Factors
The Company is exposed to market risks from adverse changes in foreign exchange rates, interest rates, commodity prices and production costs. As a policy, the Company does not engage in speculative or leveraged transactions, nor does the Company hold or issue financial instruments for trading purposes.
Foreign Exchange Rate Sensitivity:  The Company’s cash flow and earnings are subject to fluctuations due to exchange rate variation. Foreign currency risk exists by nature of the Company’s global operations. The Company manufactures and sells its products on six continents around the world, and hence foreign currency risk is diversified.
The Company may attempt to limit its exposure to changing foreign exchange rates through both operational and financial market actions. These actions may include entering into forward contracts, option contracts, or cross currency swaps to hedge existing exposures, firm commitments and forecasted transactions. The instruments are used to reduce risk by essentially creating offsetting currency exposures.
The following table presents information related to foreign currency contracts held by the Company:

	Aggregate Notional Amount			Unrealized Gains/(Losses)
	December 28, 2014	December 29, 2013	April 28, 2013	December 28, 2014	December 29, 2013	April 28, 2013
	(In millions)
Purpose of Hedge:
Intercompany cash flows	$2,978	$1,300	$402	$62	$(1)	$(3)
Forecasted purchases of raw materials and finished goods and foreign currency denominated obligations	839	753	422	32	34	21
Forecasted sales and foreign currency denominated assets	41	397	49	(1)	1	11
Net investment hedges	9,900	8,300	—	545	(191)	—
	$13,758	$10,750	$873	$638	$(157)	$29

As of December 28, 2014, the Company’s foreign currency contracts in place to mitigate cash flow and earnings fluctuations due to exchange rate variation mature within three years. Net investment hedges mature within five years. Contracts that meet qualifying criteria are accounted for as either foreign currency cash flow hedges, fair value hedges, or net investment hedges of foreign operations. Any gains and losses related to contracts that do not qualify for hedge accounting are recorded in current period earnings in other income and expense.
We have numerous investments in our foreign subsidiaries, the net assets of which are exposed to volatility in foreign currency exchange rates. Beginning in October 2013, we have used cross currency swaps to hedge a portion of our net investment in such foreign operations against adverse movements in exchange rates. As of December 28, 2014, we designated cross currency swap contracts with a total notional value of $9.9 billion between pound sterling and USD, the Euro and USD, the Australian Dollar and USD, the Japanese Yen and USD, and the Canadian Dollar and USD, as net investment hedges of a portion of our equity in foreign operations in those currencies. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates, are economically offset by movements in the fair values of our cross currency swap contracts. The fair value of the swaps is calculated each period with changes in fair value reported in foreign currency translation adjustments within accumulated other comprehensive income (loss). For the twelve months ended December 28, 2014, unrealized gains totaled $545.3 million (pre-tax). Such amounts will remain in other comprehensive income (loss) to the extent the hedges continue to be effective or until the complete or substantially complete liquidation of our investment in the underlying foreign operations.
Substantially all of the Company’s foreign business units’ financial instruments are denominated in their respective functional currencies. Accordingly, exposure to exchange risk on foreign currency financial instruments is not material. (See Note 16, “Derivative Financial Instruments and Hedging Activities” in Item 8—“Financial Statements and Supplementary Data.”)
Interest Rate Sensitivity:  The Company is exposed to changes in interest rates primarily as a result of its borrowing and investing activities used to maintain liquidity and fund business operations. The nature and amount of the Company’s long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. The Company’s debt obligations totaled $13.65 billion, $14.87 billion, $6.01 billion (including $122 million relating to hedge accounting adjustments) at December 28, 2014, December 29, 2013 and April 28, 2013, respectively. The Company’s debt obligations are summarized in Note 11, “Debt and Financing Arrangements” in Item 8—“Financial Statements and Supplementary Data.”
In order to manage interest rate exposure, the Company historically utilized interest rate swaps to convert fixed-rate debt to floating. These derivatives were primarily accounted for as fair value hedges. Accordingly, changes in the fair value of these derivatives, along with changes in the fair value of the hedged debt obligations that were attributable to the hedged risk, were recognized in current period earnings.
The following table presents additional information related to interest rate contracts designated as fair value hedges by the Company (these derivatives were terminated as part of the Merger agreement):

	April 28, 2013	April 29, 2012
	(Dollars in millions)
Pay floating swaps—notional amount	$160	$160
Net unrealized gains	$33	$36
Weighted average maturity (years)	7.2	8.2
Weighted average receive rate	5.87%	6.09%
Weighted average pay rate	1.48%	1.57%

Prior to the Merger date, Merger Subsidiary entered into interest rate swaps to mitigate exposure to variable rate debt that was raised to finance the acquisition. These agreements were not designated as hedging instruments prior to the acquisition date, and as such, we recognized the fair value of these instruments as an asset with income of $118 million in the Successor period. As a result of the Merger and the transactions entered into in connection therewith, we have assumed the liabilities and obligations of Merger Subsidiary. Upon consummation of the acquisition, and as of December 28, 2014, these interest rate swaps with an aggregate notional amount of $7.9 billion met the criteria for hedge accounting and were designated as cash flow hedges of future interest payments. Unrealized losses, net of tax, on the interest rate swaps totaled $178.4 million for the twelve months ended December 28, 2014, and the weighted average maturity of the contracts was 5.1 years. During the fourth quarter 2014, the interest rate swap agreements were amended to extend the effective dates by one year. Therefore, the swaps do not become effective until January 1, 2016, and as such, no amounts were exchanged through the twelve months ended December 28, 2014.
The Company entered into a three-year total rate of return swap with an unaffiliated international financial institution during the third quarter of Fiscal 2012 with a notional amount of 119 million. This instrument was being used as an economic hedge to reduce the interest cost related to the Company's $119 million remarketable securities. The swap was being accounted for on a full mark-to-market basis through current earnings, with gains and losses recorded as a component of interest income. As a result of the Merger, the remarketable securities were repaid and the associated total rate of return swap was terminated. During the fiscal year ended April 28, 2013, the Company recorded a $2 million reduction in interest income, representing changes in the fair value of the swap and interest earned on the arrangement. Net unrealized losses totaled $1 million as of April 28, 2013. In connection with this swap, the Company was required to maintain a restricted cash collateral balance of $34 million with the counterparty for the term of the swap. See Note 16, “Derivative Financial Instruments and Hedging Activities” in Item 8-“Financial Statements and Supplementary Data” for additional information.
The Company had outstanding cross-currency interest rate swaps with a total notional amount of $316 million and $386 million as of April 28, 2013 and April 29, 2012, respectively, which were designated as cash flow hedges of the future payments of loan principal and interest associated with certain foreign denominated variable rate debt obligations. As a result of the merger, these contracts were terminated in May 2013. As a result of exchange rate movement between the Japanese Yen and the U.S. Dollar throughout the fiscal year, net losses of $70 million on the cross-currency derivatives were reclassified from other comprehensive loss to other expense, net during Fiscal 2013. This net loss on the derivative was offset by a currency gain on the principal balance of the underlying debt obligation. Net unrealized (losses)/gains related to these swaps totaled $(72) million and $20 million as of April 28, 2013 and April 29, 2012, respectively.
Effect of Hypothetical 10% Fluctuation in Market Prices:  As of December 28, 2014, the potential gain or loss in the fair value of the Company’s outstanding foreign currency contracts, interest rate contracts and cross-currency interest rate swaps assuming a hypothetical 10% fluctuation in currency and swap rates would be approximately:

Fair Value Effect
(In millions)
Foreign currency contracts	$21
Interest rate swap contracts	$59
Cross-currency swaps	$1,181

However, it should be noted that any change in the fair value of the contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items. In relation to currency contracts, this hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

Venezuela- Foreign Currency and Inflation

The Company applies highly inflationary accounting to its business in Venezuela. Under highly inflationary accounting, the financial statements of our Venezuelan subsidiary are remeasured into the Company's reporting currency (U.S. dollars), based on the exchange rate at which we expect to remit dividends in U.S. dollars, (which we currently determine to be the official exchange rate of BsF6.30 per U.S. dollar). Exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than accumulated other comprehensive loss on the balance sheet, until such time as the economy is no longer considered highly inflationary. The impact of applying highly inflationary accounting for Venezuela on our consolidated financial statements is dependent upon movements in the official exchange rate between the Venezuelan bolivar fuerte and the U.S. dollar.
In February 2013, the Venezuelan government announced the devaluation of its currency relative to the U.S. dollar, changing the official exchange rate from BsF4.30 to BsF6.30 per U.S. dollar. As a result, the Company recorded a $42.9 million pre-tax currency translation loss, which was reflected within other expense, net, on the consolidated statement of operations during the first quarter of 2013 ($39.1 million after-tax loss).
In March 2013, the Venezuelan government announced the creation of a new foreign exchange mechanism called the Complimentary System of Foreign Currency Acquirement (or SICAD, which stands for Sistema Complimentario de Administración de Divisas). It operates similar to an auction system and allows entities in specific sectors to bid for U.S. dollars to be used for specified import transactions. In January 2014, the government in Venezuela announced certain changes to the regulations governing the currency exchange market. The current official exchange rate remains applicable to import activities related to certain necessities, including food products.
In February 2014, the Venezuelan government established a new foreign exchange market mechanism (SICAD II), which became effective on March 24, 2014 and may be the market through which U.S. dollars will be obtained for the remittance of dividends. This market has significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms.  Between March 24, 2014 and December 28, 2014 the published weighted average daily exchange rate was between BsF49.02 bolivars and BsF51.86 bolivars per U.S. dollar. The Company has had limited access to the SICAD II market mechanism and has converted BsF164.3 million into $3.1 million, recognizing a transactional currency loss of $22.9 million for the year ended December 28, 2014, which has been recorded in other expense, net, in the consolidated statements of operations.

In February 2015, the Venezuelan government announced a new open market foreign exchange system, the Marginal Currency System (SIMADI), which replaces the SICAD II exchange mechanism and allows for legal trading of foreign currency based upon supply and demand. Subsequent to February 12, 2015, the date on which SIMADI market trading commenced, the published weighted average daily exchange rate was approximately BsF 170 per U.S. dollar. The Company has not had any settlements at SIMADI rates.
The Company has had access to, and had settlements at, the current official rate in this period and has outstanding requests for settlement at the official rate. While there is considerable uncertainty with respect to the actual rates to be realized in the circumstances, as of December 28, 2014, management continues to believe the official rate is legally available and appropriate for the Company's operations in Venezuela, and we continue to believe it is appropriate to remeasure our Venezuelan monetary assets and liabilities at the official rate of 6.30 bolivars per U.S. dollar. We will continue to monitor the evolving Venezuelan exchange market, including the newly established SIMADI market.
Our Venezuelan subsidiary included $173.0 million of net monetary assets and liabilities in its balance sheet at December 28, 2014, and recognized $440.1 million of sales in the year then ended, representing approximately 4% of total Company sales. Further devaluation of the bolivar fuerte, or our inability to convert our net monetary assets denominated in bolivar fuerte into U.S. dollars at the official exchange rate of BsF6.30 per U.S. dollar, could materially impact our results of operations or cash flows.

Recently Issued Accounting Standards
See Note 3 to the Consolidated Financial Statements in Item 8-“Financial Statements and Supplementary Data” of this Form 10-K.

Non-GAAP Measures

Included in this report are measures of financial performance that are not defined by generally accepted accounting principles in the United States (“GAAP”). Each of the measures is used in reporting to the Company's executive management and as a component of the Board of Directors' measurement of the Company's performance for incentive compensation purposes. Management and the Board of Directors believed that these measures provided useful information to investors, and included these measures in other communications to investors.

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

EBITDA & Adjusted EBITDA (from Continuing Operations)

We have used these measures when comparing (a) the year ended December 28, 2014 with the period from February 8, 2013 through December 29, 2013 (Successor) and the period from December 24, 2012 through June 7, 2013 (Predecessor), and (b) the period from February 8, 2013 through December 29, 2013 (Successor) and the period from April 29, 2013 through June 7, 2013 (Predecessor) with the eight months ended December 23, 2012. We believe that EBITDA and adjusted EBITDA are useful to investors, analysts and other external users of our consolidated financial statements because they are widely used by investors to measure operating performance without regard to items such as income taxes, net interest expense, depreciation and amortization, non-cash stock compensation expense and other unusual items, which can vary substantially from company to company depending upon accounting methods and book value of assets, financing methods, capital structure and the method by which assets were acquired.

EBITDA is defined as earnings (net income or loss) before interest, taxes, depreciation and amortization, and is used by management to measure operating performance of the business. Adjusted EBITDA is a tool intended to assist our management in comparing our performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect our core operations. These items include share-based compensation and non-cash compensation expense, other operating (income) expenses, net, and all other specifically identified costs associated with projects, transaction costs, restructuring and related professional fees.    EBITDA and Adjusted EBITDA are intended to provide additional information only and do not have any standard meaning prescribed by generally accepted accounting principles in the U.S. or U.S. GAAP. EBITDA and Adjusted EBITDA are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income or other performance measures derived in accordance with GAAP, or as alternatives to cash flow from operating activities as measures of our liquidity. The Company’s definition of EBITDA may not be comparable to similarly titled measures used by other companies.
Because of their limitations, neither EBITDA nor adjusted EBITDA should be considered as a measure of discretionary cash available to us to reinvest in the growth of our business or as a measure of cash that will be available to us to meet our obligations. Additionally, our presentation of Adjusted EBITDA is different than Adjusted EBITDA as defined in our debt agreements.

	Successor		Predecessor
	December 28, 2014	February 8 - December 29, 2013	December 24, 2012 - June 7, 2013	April 28, 2013
	(52 Weeks)	(29 Weeks)	(24 Weeks)	(52 Weeks)
	(In thousands)
Income/(loss) from continuing operations, net of tax	$672,388	$(66,082)	$141,350	$1,102,045
Interest expense, net	653,164	395,432	120,200	255,812
Provision for/(benefit from) income tax	130,568	(231,623)	160,166	241,598
Depreciation, including accelerated depreciation for restructuring	430,216	230,987	143,516	302,057
Amortization	100,367	48,975	21,044	42,161
EBITDA	$1,986,703	$377,689	$586,276	$1,943,673

Amortization of inventory step-up	—	383,300	—	—
Merger related costs	—	157,938	157,002	44,814
Severance related costs	175,440	274,500	1,866	—
Other exit and implementation restructuring costs	56,281	69,700	3,659	584
Asset write downs	78,785	2,405	—	—
Other special items	200,357	772	(11,908)	—
Foodstar earn-out	—	—	12,081	—
Unrealized gain on derivative instruments	—	(117,934)	—	—
Loss from the extinguishment of debt	—	—	129,367	—
Other expense, net	112,257	12,233	49,446	62,196
Impairment loss on indefinite-lived trademarks and other intangibles	221,482	—	—	—
Stock based compensation	8,302	4,800	18,520	51,000
Adjusted EBITDA	$2,839,607	$1,165,403	$946,309	$2,102,267

	Successor	Predecessor
	February 8 - December 29, 2013	April 29 - June 7, 2013	April 30 - Dec 23, 2012
	(29 Weeks)	(6 Weeks)	(34 Weeks)
	(In thousands)
Income/(loss) from continuing operations, net of tax	$(66,082)	$(191,424)	$769,272
Interest expense, net	395,432	32,472	168,085
Provision for/(benefit from) income tax	(231,623)	61,097	142,528
Depreciation, including accelerated depreciation for restructuring	230,987	35,880	194,420
Amortization	48,975	4,276	27,833
EBITDA	$377,689	$(57,699)	$1,302,138

Amortization of inventory step-up	383,300	—	—
Merger related costs	157,938	112,188	—
Severance related costs	274,500	—	—
Other exit and implementation restructuring costs	69,700	(12,136)	(5,798)
Asset write downs	2,405	—	—
Other special items	772	—	—
Unrealized gain on derivative instruments	(117,934)	—	—
Loss from the extinguishment of debt	—	129,367	—
Other expense, net	12,233	(3,729)	5,216
Stock based compensation	4,800	4,318	36,600
Adjusted EBITDA	$1,165,403	$172,309	$1,338,156

Results Excluding Special Items

When comparing the Predecessor Fiscal Year ended April 28, 2013 with the Predecessor Fiscal Year ended April 29, 2012, management believes that this measure provides useful information to investors because it was the profitability measure used to evaluate earnings performance on a comparable year-over-year basis.

Fiscal 2013 Results Excluding Special Items

The special items are charges in Fiscal 2013 related to the following that, in management's judgment, significantly affect the year-over-year assessment of operating results:

•
Transaction-related costs, including legal, accounting and other professional fees, recorded during the fourth quarter of Fiscal 2013 as a result of the Merger. See Note 4, “Merger and Acquisition” in Item 8- “Financial Statements and Supplementary Data” for further explanation.

•	A charge primarily related to asset write-downs for the closure of a factory in South Africa.

•
A currency translation loss recorded in our Venezuelan business due to a devaluation of its currency relative to the U.S. dollar during the fourth quarter of Fiscal 2013. See Note 20, "Venezuela- Foreign Currency" in Item 8—"Financial Statement and Supplementary Data" for further explanation.

•
A charge for the Company's early settlement of the earn-out payment that was due in 2014 related to the Fiscal 2011 acquisition of Foodstar. See Note 14, "Fair Value Measurements" in Item 8—"Financial Statement and Supplementary Data" for further explanation.

The following is the reconciliation of the Company's Fiscal 2013 results excluding these charges to the relevant GAAP measures.

	Fiscal Year Ended
	April 28, 2013
(Continuing Operations)	Sales	Gross Profit	SG&A	Operating Income	Pre-Tax Income	Net Income attributable to H.J. Heinz Corporation II
	(Amounts in thousands except per share amounts)
Reported results	$11,528,886	$4,195,470	$2,533,819	$1,661,651	$1,343,643	$1,087,615
Merger related costs	—	—	44,814	44,814	44,814	27,752
Charge for South Africa factory closure	—	3,543	—	3,543	3,543	2,550
Currency translation loss in Venezuela	—	—	—	—	42,698	39,100
Charge for settlement of Foodstar earn-out	—	—	12,081	12,081	12,081	12,081
Results excluding special items	$11,528,886	$4,199,013	$2,476,924	$1,722,089	$1,446,779	$1,169,098

(Totals may not add due to rounding)

Fiscal 2012 Results Excluding Charges for Productivity Initiatives

The adjustments were charges in Fiscal 2012 for productivity initiatives that, in management's judgment, significantly affect the year-over-year assessment of operating results. See the above “Fiscal 2012 Productivity Initiatives” section for further explanation of these charges and the following reconciliation of the Company's Fiscal 2012 results excluding charges for productivity initiatives to the relevant GAAP measure.

	Fiscal Year Ended
	April 29, 2012
(Continuing Operations)	Sales	Gross Profit	SG&A	Operating Income	Pre-Tax Income	Net Income attributable to H.J. Heinz Corporation II

Reported results	$11,507,572	$3,994,789	$2,492,482	$1,502,307	$1,236,089	$974,374
Charges for productivity initiatives	—	129,938	75,480	205,418	205,418	143,974
Results excluding charges for productivity initiatives	$11,507,572	$4,124,727	$2,417,002	$1,707,725	$1,441,507	$1,118,348

Discussion of Significant Accounting Estimates
In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with GAAP. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses its most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
Marketing Costs—Trade promotions are an important component of the sales and marketing of the Company’s products and are critical to the support of the business. Trade promotion costs include amounts paid to retailers to offer temporary price reductions for the sale of the Company’s products to consumers, amounts paid to obtain favorable display positions in retailers’

stores, and amounts paid to customers for shelf space in retail stores. Accruals for trade promotions are initially recorded at the time of sale of product to the customer based on an estimate of the expected levels of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions may change in the future as a result of changes in customer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly evaluations of our outstanding trade promotions, making adjustments where appropriate to reflect changes in estimates. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorization process for deductions taken by a customer from amounts otherwise due to the Company. As a result, the ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by the Company’s customers for amounts they consider due to them. Final determination of the permissible deductions may take extended periods of time and could have a significant impact on the Company’s results of operations depending on how actual results of the programs compare to original estimates.
We offer coupons to consumers in the normal course of our business. Expenses associated with this activity, which we refer to as coupon redemption costs, are accrued in the period in which the coupons are offered. The initial estimates made for each coupon offering are based upon historical redemption experience rates for similar products or coupon amounts. We perform monthly evaluations of outstanding coupon accruals that compare actual redemption rates to the original estimates. We review the assumptions used in the valuation of the estimates and determine an appropriate accrual amount. Adjustments to our initial accrual may be required if actual redemption rates vary from estimated redemption rates.
Long-lived Assets, including Property, Plant and Equipment—Long-lived assets are recorded at their respective cost basis on the date of acquisition. Buildings, equipment and leasehold improvements are depreciated on a straight-line basis over the estimated useful life of such assets. The Company reviews long-lived assets, including intangibles with finite useful lives, and property, plant and equipment, whenever circumstances change such that the recorded value of an asset, or asset group, may not be recoverable. Factors that may affect recoverability include changes to the planned use of the asset and the closing of facilities. The estimates implicit in a recoverability test require significant judgment on the part of management, and require assumptions that can include: future volume trends and revenue and expense growth rates developed in connection with the Company's internal projections and annual operating plans, and in addition, external factors such as changes in macroeconomic trends. As each is management's best estimate on then available information, resulting estimates may differ from actual cash flows and estimated fair values. When the carrying value of an asset, or asset group, exceeds the future undiscounted cash flows, an impairment is indicated and the asset is written down to its fair value.
Goodwill and Indefinite-Lived Intangibles—Carrying values of goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually, or when circumstances indicate that a possible impairment may exist. Indicators such as unexpected adverse economic factors, unanticipated technological change or competitive activities, decline in expected cash flows, lower growth rates, loss of key personnel, and changes in regulation, may signal that an asset has become impaired.

All goodwill is assigned to reporting units, which are primarily one level below our operating segments. Goodwill is assigned to the reporting unit that benefits from the cash flows arising from each business combination. The Company performs its impairment tests of goodwill at the reporting unit level. Subsequent to the Merger, the Company has 16 reporting units globally that have assigned goodwill and are thus required to be evaluated for impairment. The first annual impairment tests for both goodwill and indefinite-lived intangible assets subsequent to the Merger were performed as of the first day of the second quarter in the year ended December 28, 2014. The Company tests goodwill for impairment by either performing a qualitative evaluation or a two-step quantitative test. The qualitative evaluation is an assessment of factors, including reporting unit specific operating results as well as industry, market and general economic conditions, to determine whether it is more likely than not that the fair values of a reporting unit is less than its carrying amount, including goodwill. The Company may elect to bypass this qualitative assessment for some or all of its reporting units and perform a two-step quantitative test.

The Company's estimates of fair value when testing for impairment of both goodwill and intangible assets with indefinite lives under the quantitative assessment are based on a discounted cash flow model as management believes forecasted cash flows are the best indicator of fair value. A number of significant assumptions and estimates are involved in the application of the discounted cash flow model, including future volume trends, revenue and expense growth rates, terminal growth rates, weighted-average cost of capital, tax rates, capital spending and working capital changes. The assumptions used in the discounted cash flow models are determined utilizing historical data, current and anticipated market conditions, product category growth rates, management plans, and market comparables. Most of these assumptions vary among the reporting units, but generally, higher assumed growth rates and discount rates are utilized for tests of reporting units for which the principal market is an emerging market compared to those for which the principal market is a developed market. For each of the reporting units tested quantitatively we used a market-participant, risk-adjusted-weighted-average cost of capital to discount the projected cash flows of those operations or assets. Such discount rates ranged from 8% to 27% in 2014. Management believes the assumptions used for the impairment evaluation are consistent with those that would be utilized by market participants performing similar valuations of our reporting units. For years prior to the Merger, we validated our fair values for reasonableness by comparing the sum of the fair values for all of our reporting units to our market capitalization and a reasonable control premium.

Subsequent to the Merger, the Company chose the second quarter for its annual goodwill and indefinite-lived intangible asset impairment testing. In relation to the goodwill impairment test, we bypassed the qualitative assessment and performed quantitative assessment over each of the Company's 16 reporting units. The fair values of each reporting unit exceeded their carrying values and as such no goodwill impairments were identified.

Indefinite-lived intangible assets are tested for impairment by either performing a qualitative evaluation or a quantitative calculation of fair value and comparison to carrying amount. The qualitative evaluation is an assessment of factors including, but not limited to, changes in management, overall financial performance, and other entity-specific events. The objective of the qualitative evaluation is to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. The Company can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets. During the second quarter of 2014, the Company completed its annual review of indefinite-lived intangible assets and took a non-cash impairment charge of $62 million classified as costs of products sold in the Successor period from March 31 to June 29, 2014, primarily in its North American frozen meals and snacks business due to continued category softness driving lower than anticipated sales.

In addition, in the fourth quarter of 2014, the Company took a non-cash interim impairment charge of $160 million on its licenses and indefinite-lived trademarks, which was classified as costs of products sold. This impairment was primarily related to the Company's North American frozen meals and snacks brands, which had weaker than anticipated sales due to continued category softness.

Because the indefinite-lived intangible assets were adjusted to their estimated fair values in connection with the Merger, and because certain certain trademarks and other intangible assets have subsequently been written down because they were partially impaired (as discussed above), there is not a significant excess of fair value over the carrying values as of December 28, 2014. If current expectations of future growth rates are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then one or more trademarks might become impaired in the future.

As a result of the Merger, the carrying value of the Company's goodwill and indefinite-lived intangible assets has increased substantially and therefore the Company's exposure to impairment has increased.  Fair value estimates used in testing for impairment of goodwill and indefinite-lived intangible assets require judgment and are sensitive to changes in underlying assumptions. Examples of events or circumstances that could reasonably be expected to have an adverse effect on underlying key assumptions and estimated fair value of our reporting units and brands would include a significant decrease in projected future revenues and cash flows, failure to realize all of our projected cost savings, significant prolonged weakness in demand for our products in a specific market or category, adverse competitive pressures that affect our longer term volume and pricing trends and volatility in the equity and debt markets or other country specific factors which could result in a higher discount rate.

Retirement Benefits—The Company sponsors pension and other retirement plans in various forms covering substantially all employees who meet eligibility requirements. Several actuarial and other factors that attempt to anticipate future events are used in calculating the expense and obligations related to the plans. These factors include assumptions about the discount rate, expected return on plan assets, turnover rates and rate of future compensation increases as determined by the Company, within certain guidelines. In addition, the Company uses best estimate assumptions, provided by actuarial consultants, for withdrawal and mortality rates to estimate benefit expense. The financial and actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension expense recorded by the Company.
The Company recognized pension (income)/expense related to defined benefit programs of $(38) million, $33 million, $17 million, and $(4) million for the calendar year 2014, Successor period February 8, 2013 to December 29, 2013, the Predecessor period April 29, 2013 to June 7, 2013, and fiscal year 2013, respectively, which reflected expected return on plan assets of $216 million, $116 million, $29 million, and $251 million, respectively. The Company contributed $102 million, $152 million and $7 million to the defined benefit plans in the calendar year 2014, the Successor period February 8, 2013 to December 29, 2013 and the Predecessor period April 29, 2013 to June 7, 2013, respectively. The Company contributed $69 million to its pension plans in Fiscal 2013. The Company expects to contribute approximately $102 million to its pension plans in Calendar Year 2015.
One of the significant assumptions for pension plan accounting is the expected rate of return on pension plan assets. Over time, the expected rate of return on assets should approximate actual long-term returns. In developing the expected rate of return, the Company considers average real historic returns on asset classes, the investment mix of plan assets, investment manager performance and projected future returns of asset classes developed by respected advisors. When calculating the expected return on plan assets, the Company primarily uses a market-related-value of assets that spreads asset gains and losses (difference between actual return and expected return) uniformly over 3 years. The weighted average expected rate of return on plan assets used to calculate annual expense was 6.2% for calendar year ended December 28, 2014, 6.2% for the Successor Period ended December 29, 2013, 8.1% for the Predecessor Period ended June 7, 2013 and the fiscal year ended April 28, 2013. For purposes of calculating expense for 2015, the weighted average rate of return will be 5.89%.
Another significant assumption used to value benefit plans is the discount rate. The discount rate assumptions used to value pension and postretirement benefit obligations reflect the rates available on high quality fixed income investments available (in each country where the Company operates a benefit plan) as of the measurement date. The Company uses bond yields of appropriate duration for each country by matching it with the duration of plan liabilities. The weighted average discount rate used to measure the projected benefit obligation was 3.5% for the calendar year ended 2014, 4.5% for the Successor Period ended December 29, 2013, 4.1% for the Predecessor Period ended June 7, 2013 and 4.0% for the fiscal year ended April 28, 2013.
Deferred gains and losses result from actual experience differing from expected financial and actuarial assumptions. The pension plans currently have a deferred gain of $39 million at December 28, 2014. Deferred gains and losses outside the corridor are amortized through the actuarial calculation into annual expense over the estimated average remaining service period of plan participants, which is currently 10 years. However, if all or almost all of a plan’s participants are inactive, deferred gains and losses are amortized through the actuarial calculation into annual expense over the estimated average remaining life expectancy of the inactive participants.
The Company’s investment policy provides general guidelines to assist plan fiduciaries in making certain decisions with respect to the investment of Plan assets. Those guidelines primarily relate to the selection and monitoring of investment vehicles, investment managers and asset allocation strategies.
The Company’s defined benefit pension plans’ weighted average actual and target asset allocation at December 28, 2014 and December 29, 2013 were as follows:

	Plan Assets at		Target Allocation at
Asset Category	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Equity securities	34%	53%	41%	58%
Debt securities	47%	26%	38%	33%
Real estate	9%	8%	8%	8%
Cash and cash equivalents	10%	13%	13%	1%
	100%	100%	100%	100%

The Company also provides certain postretirement health care benefits. The postretirement health care benefit expense and obligation are determined using the Company’s assumptions regarding health care cost trend rates. The health care trend rates are developed based on historical cost data, the near-term outlook on health care trends and the likely long-term trends. The postretirement health care benefit obligation at December 28, 2014 was determined using an average initial health care trend rate of 5.9% which gradually decreases to an average ultimate rate of 4.8% in 7 years. A one percentage point increase in the assumed health care cost trend rate would increase the service and interest cost components of annual expense by $1.2 million and increase the benefit obligation by $14.3 million. A one percentage point decrease in the assumed health care cost trend rates would decrease the service and interest cost by $1.1 million and decrease the benefit obligation by $12.8 million.

Sensitivity of Assumptions
If we assumed a 100 basis point change in the following rates, the Company’s 2014 projected benefit obligation and expense would increase (decrease) by the following amounts (in millions):

	100 Basis Point
	Increase	Decrease
Pension benefits
Discount rate used in determining projected benefit obligation	$(402)	$490
Discount rate used in determining net pension expense	$(9)	< $1
Long-term rate of return on assets used in determining net pension expense	$(35)	$35
Other benefits
Discount rate used in determining projected benefit obligation	$(17)	$20
Discount rate used in determining net benefit expense	$(2)	< $1

Income Taxes—The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company’s annual tax rate and in evaluating uncertainty in its tax positions. The Company recognizes a benefit for tax positions that it believes will more likely than not be sustained upon examination. The amount of benefit recognized is the largest amount of benefit that the Company believes has more than a 50% probability of being realized upon settlement. The Company regularly monitors its tax positions and adjusts the amount of recognized tax benefit based on its evaluation of information that has become available since the end of its last financial reporting period. The annual tax rate includes the impact of these changes in recognized tax benefits. When adjusting the amount of recognized tax benefits the Company does not consider information that has become available after the balance sheet date, but does disclose the effects of new information whenever those effects would be material to the Company’s financial statements. The difference between the amount of benefit taken or expected to be taken in a tax return and the amount of benefit recognized for financial reporting represents unrecognized tax benefits. These unrecognized tax benefits are presented in the balance sheet principally within other non-current liabilities.
The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company would adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.
The Company has a significant amount of undistributed earnings of foreign subsidiaries that are considered to be indefinitely reinvested. Our intent is to continue to reinvest the majority of our foreign subsidiary earnings to support our priorities for growth in international markets and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. If we decided at a later date to repatriate these funds to the U.S., the Company would be required to provide taxes on these amounts based on the applicable U.S. tax rates net of credits for foreign taxes already paid. The Company has not determined the deferred tax liability associated with these undistributed earnings, as such determination is not practicable. The Company believes it is not practicable to calculate the deferred tax liability associated with these undistributed earnings as there is a significant amount of uncertainty with respect to the tax impact resulting from the significant judgment required to analyze the amount of foreign tax credits attributable to the earnings, the ability to use foreign tax credits to offset the U.S. tax on the earnings, the potential timing of any distributions, as well as the local withholding tax and other indirect tax consequences that may arise due to the potential distribution of these earnings. While we continue to expect to reinvest a substantial portion of the prior and future earnings of our foreign subsidiaries in our international operations, as of the Acquisition date we determined that a portion of our accumulated undistributed foreign earnings were likely to be needed to meet U.S. cash needs. For the portion of unremitted foreign earnings determined not to be permanently reinvested, a deferred tax liability was recorded. The Company repatriated the majority of the accumulated unremitted earnings which were no longer permanently reinvested during 2014 resulting in the utilization of the majority of its U.S. foreign tax credit carryforwards. For the portion of the undistributed earnings of certain of the subsidiaries which are currently not considered to be permanently reinvested, deferred taxes of $42 million have been provided as of December 28, 2014.

Input Costs
In general, the effects of cost inflation may be experienced by the Company in future periods. During the year ended December 28, 2014, the Successor period February 8, 2013 to December 29, 2013, the Predecessor period April 29, 2013 to June 7, 2013, and Fiscals 2013 and 2012, the Company experienced wide-spread inflationary increases in commodity input costs, which is expected to continue in the year ended January 3, 2016. Price increases and continued productivity improvements are expected to more than offset these cost increases.

Stock Market Information
Prior to the Fiscal 2013 year end, H. J. Heinz Company common stock was traded principally on The New York Stock Exchange under the symbol HNZ. As a result of the Merger, the common stock of the Company is now privately held by a subsidiary of Parent, the sole shareholder of the Company. The Company's stock is no longer traded on The New York Stock Exchange or any other stock exchange or public market. As a result Earnings per share information has not been presented.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
This information is set forth in this report in the "Market Risk Factors" section of Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8.	Financial Statements and Supplementary Data.

Report of Management on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America, and includes those policies and procedures that:
(1) Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;
(3) Provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
(4) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework" (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year.

/s/ Bernardo Hees
Chief Executive Officer

/s/ Paulo Basilio
Chief Financial Officer

March 13, 2015

Report of Independent Registered Public Accounting Firm (Successor)

To Shareholders and Board of Directors of H. J. Heinz Corporation II:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows present fairly, in all material respects, the financial position of H. J. Heinz Corporation II and its subsidiaries ("Successor Company") at December 28, 2014 and December 29, 2013, and the results of their operations and their cash flows for the periods from February 8, 2013 through December 29, 2013 and for the year ended December 28, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Successor Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PRICEWATERHOUSECOOPERS LLP

Pittsburgh, Pennsylvania
March 13, 2015

Report of Independent Registered Public Accounting Firm (Predecessor)

To Shareholders and Board of Directors of H. J. Heinz Corporation II:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows present fairly, in all material respects, the financial position of H. J. Heinz Corporation II and its subsidiaries ("Predecessor Company") at April 28, 2013, and the results of their operations and their cash flows for the period from April 29, 2013 to June 7, 2013 and for each of the two years in the period ended April 28, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Predecessor Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PRICEWATERHOUSECOOPERS LLP

Pittsburgh, Pennsylvania
March 7, 2014, except for the effects of the change in the composition of the reportable segments in Notes 6, 8 and 9 as to which the date is January 23, 2015.

H. J. Heinz Corporation II and Subsidiaries
Consolidated Statements of Operations

	Successor		Predecessor
	December 28, 2014	February 8 - December 29, 2013	April 29 - June 7, 2013	April 28, 2013	April 29, 2012
	(52 weeks)	(29 Weeks)	(6 Weeks)	(52 Weeks)	(52 1/2 Weeks)
	(In thousands)
Sales	$10,922,269	$6,239,562	$1,112,872	$11,528,886	$11,507,572
Cost of products sold	7,291,302	4,587,791	729,537	7,333,416	7,512,783
Gross profit	3,630,967	1,651,771	383,335	4,195,470	3,994,789
Selling, general and administrative expenses	2,062,590	1,501,807	243,364	2,489,005	2,492,482
Merger related costs	—	157,938	112,188	44,814	—
Operating income/(loss)	1,568,377	(7,974)	27,783	1,661,651	1,502,307
Interest income	32,535	13,071	2,878	27,795	34,547
Interest expense	685,699	408,503	35,350	283,607	293,009
Unrealized gain on derivative instruments	—	117,934	—	—	—
Other expense, net	(112,257)	(12,233)	(125,638)	(62,196)	(7,756)
Income/(loss) from continuing operations before income taxes	802,956	(297,705)	(130,327)	1,343,643	1,236,089
Provision for/(benefit from) income taxes	130,568	(231,623)	61,097	241,598	244,966
Income/(loss) from continuing operations	672,388	(66,082)	(191,424)	1,102,045	991,123
Loss from discontinued operations, net of tax	—	(5,636)	(1,273)	(74,712)	(51,215)
Net income/(loss)	672,388	(71,718)	(192,697)	1,027,333	939,908
Less: Net income attributable to the noncontrolling interest	15,317	5,303	2,874	14,430	16,749
Net income/(loss) attributable to H. J. Heinz Corporation II	$657,071	$(77,021)	$(195,571)	$1,012,903	$923,159
Amounts attributable to H. J. Heinz Corporation II common shareholders:
Income/(loss) from continuing operations, net of tax	$657,071	$(71,385)	$(194,298)	$1,087,615	$974,374
Loss from discontinued operations, net of tax	—	(5,636)	(1,273)	(74,712)	(51,215)
Net income/(loss)	$657,071	$(77,021)	$(195,571)	$1,012,903	$923,159
See Notes to Consolidated Financial Statements

H. J. Heinz Corporation II and Subsidiaries

Consolidated Statements of Comprehensive Income/(Loss)

	Successor		Predecessor
	December 28, 2014	February 8 - December 29, 2013	April 29 - June 7, 2013	April 28, 2013	April 29, 2012
	(52 weeks)	(29 Weeks)	(6 Weeks)	(52 Weeks)	(52 1/2 Weeks)
	(In thousands)
Net income/(loss)	$672,388	$(71,718)	$(192,697)	$1,027,333	$939,908
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(938,633)	128,941	(97,863)	(228,980)	(377,491)
Net deferred gains/(losses) on net investment hedges from periodic revaluations	335,810	(117,694)	—	—	—
Net pension and post-retirement benefit (losses)/gains	(33,683)	102,452	—	(189,302)	(258,079)
Reclassification of net pension and post-retirement benefit (gains)/losses to net income	(7,099)	—	7,266	54,833	56,813
Net deferred (losses)/gains on derivatives from periodic revaluations	(173,533)	111,196	(1,059)	(11,743)	30,377
Net deferred losses/(gains) on derivatives reclassified to earnings	3,819	(2,743)	6,552	29,608	(13,811)
Total comprehensive (loss)/income	(140,931)	150,434	(277,801)	681,749	377,717
Comprehensive (income)/loss attributable to the noncontrolling interest	(8,494)	5,555	1,193	1,344	734
Comprehensive income/(loss) attributable to H. J. Heinz Corporation II	$(149,425)	$155,989	$(276,608)	$683,093	$378,451

See Notes to Consolidated Financial Statements

H. J. Heinz Corporation II and Subsidiaries
Consolidated Balance Sheets

	Successor		Predecessor
	December 28, 2014	December 29, 2013	April 28, 2013
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$2,298,677	$2,458,992	$2,476,699
Trade receivables (net of allowances: $8,367, $684, and $7,957)	850,617	1,099,655	872,864
Other receivables (net of allowances: $158, $98, and $360)	383,729	244,528	200,988
Inventories:
Finished goods and work-in-process	961,782	1,138,373	1,076,779
Packaging material and ingredients	222,514	297,023	255,918
Total inventories	1,184,296	1,435,396	1,332,697
Prepaid expenses	139,458	145,096	160,658
Other current assets	58,462	60,458	91,656
Total current assets	4,915,239	5,444,125	5,135,562
Property, plant and equipment:
Land	199,404	225,577	78,800
Buildings and leasehold improvements	604,037	617,413	996,719
Equipment, furniture and other	1,992,640	1,986,501	4,283,570
	2,796,081	2,829,491	5,359,089
Less accumulated depreciation	430,714	165,999	2,900,288
Total property, plant and equipment, net	2,365,367	2,663,492	2,458,801
Other non-current assets:
Goodwill	14,958,565	15,070,062	3,079,250
Trademarks, net	11,454,558	12,130,873	1,037,283
Other intangibles, net	1,732,594	2,358,781	378,187
Other non-current assets	1,336,418	1,305,015	849,924
Total other non-current assets	29,482,135	30,864,731	5,344,644
Total assets	$36,762,741	$38,972,348	$12,939,007

See Notes to Consolidated Financial Statements

H. J. Heinz Corporation II and Subsidiaries
Consolidated Balance Sheets

	Successor		Predecessor
	December 28, 2014	December 29, 2013	April 28, 2013
	(In thousands)
Liabilities and Equity
Current liabilities:
Short-term debt	$58,575	$143,689	$1,137,181
Portion of long-term debt due within one year	11,326	107,765	1,023,212
Trade payables	1,651,134	1,192,074	1,310,009
Other payables	203,047	148,193	182,828
Accrued interest	166,717	172,340	60,432
Accrued trade promotions and marketing	297,253	370,329	313,930
Other accrued liabilities	472,658	588,281	645,050
Income taxes	231,714	202,188	114,230
Total current liabilities	3,092,424	2,924,859	4,786,872
Long-term debt and other non-current liabilities:
Long-term debt	13,584,987	14,617,646	3,848,339
Deferred income taxes	3,866,503	4,160,903	678,565
Non-pension post-retirement benefits	197,174	196,372	240,319
Other non-current liabilities	335,610	529,425	506,562
Total long-term debt and other non-current liabilities	17,984,274	19,504,346	5,273,785
Commitments and contingent liabilities (See Note 18)
Redeemable noncontrolling interest	29,282	29,885	29,529
Equity:
Capital stock:
Common stock, 431,096 shares issued, $0.25 par value	—	—	107,774
Common stock, 1,000 shares issued, $0.01 par value	15,997,578	16,140,000	—
	15,997,578	16,140,000	107,774
Additional capital	13,751	1,427	608,504
(Accumulated deficit)/retained earnings	—	(77,021)	7,907,033
Accumulated other comprehensive income/(loss)	(573,486)	233,010	(1,174,538)
	15,437,843	16,297,416	7,448,773
Less:
Treasury shares, at cost (109,831 shares at April 28, 2013)	—	—	4,647,242
Total H. J. Heinz Corporation II shareholder equity	15,437,843	16,297,416	2,801,531
Noncontrolling interest	218,918	215,842	47,290
Total equity	15,656,761	16,513,258	2,848,821
Total liabilities and equity	$36,762,741	$38,972,348	$12,939,007

See Notes to Consolidated Financial Statements

H. J. Heinz Corporation II and Subsidiaries
Consolidated Statements of Equity

	Successor				Predecessor
	December 28, 2014		February 8 - December 29, 2013		April 29 - June 7, 2013		April 28, 2013		April 29, 2012
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
	(In thousands, except per share amounts)
PREFERRED STOCK
Balance at beginning of period	—	$—	—	$—	—	$—	6	$61	7	$69
Conversion of preferred into common stock	—	—	—	—	—	—	(6)	(61)	(1)	(8)
Balance at end of period	—	—	—	—	—	—	—	—	6	61
Authorized shares - December 28, 2014	—
COMMON STOCK
Balance at beginning of period	1	16,140,000	—	—	431,096	107,774	431,096	107,774	431,096	107,774
Common stock issued to Holdings(6)	—	—	1	16,500,000	—	—	—	—	—	—
Dividends Paid to Shareholder	—	(142,422)	—	(360,000)	—	—	—	—	—	—
Balance at end of period	1	15,997,578	1	16,140,000	431,096	107,774	431,096	107,774	431,096	107,774
Authorized shares - December 28, 2014	1
ADDITIONAL CAPITAL
Balance at beginning of period		1,427		—		608,504		594,608		629,367
Conversion of preferred into common stock		—		—		—		(3,600)		(539)
Stock options exercised, net of shares tendered for payment		—		—		(299)	(3)	(7,204)	(3)	(15,220)	(3)
Cancellation of stock options and restricted stock units		—		—		(178,287)		—		—
Stock option expense		8,302		1,427		4,587		10,088		10,864
Restricted stock unit activity		—		—		(1,127)		(5,837)		4,305
Purchase of subsidiary shares from noncontrolling interests(1)		—		—		—		18,956		(34,483)
Other, net(5)		4,022		—		(48)		1,493		314
Balance at end of period		13,751		1,427		433,330		608,504		594,608
RETAINED EARNINGS
Balance at beginning of period		(77,021)		—		7,907,033		7,567,278		7,264,678
Net income/(loss) attributable to H. J. Heinz Corporation II		657,071		(77,021)		(195,571)		1,012,903		923,159
Cash dividends:
Preferred (per share $1.70 in 2013 and 2012)		—		—		—		(8)		(9)
Common (per share $2.06 and $1.92 in 2013 and 2012, respectively)		(577,578)		—		—		(665,683)		(619,095)
Purchase of subsidiary shares from noncontrolling interests(1)		—		—		—		(7,703)		—
Other(4)		(2,472)		—		(15)		246		(1,455)
Balance at end of period		—		(77,021)		7,711,447		7,907,033		7,567,278
TREASURY STOCK
Balance at beginning of period	—	—	—	—	(109,830)	(4,647,242)	(110,871)	(4,666,404)	(109,819)	(4,593,362)
Shares reacquired	—	—	—	—	—	—	(2,431)	(139,069)	(3,860)	(201,904)
Conversion of preferred into common stock	—	—	—	—	—	—	79	3,661	12	547
Stock options exercised, net of shares tendered for payment	—	—	—	—	24	1,133	2,802	127,084	2,298	105,144
Restricted stock unit activity	—	—	—	—	8	351	443	20,618	303	14,087
Other, net(2)	—	—	—	—	1	36	148	6,868	195	9,084
Balance at end of period	—	$—	—	$—	(109,797)	$(4,645,722)	(109,830)	$(4,647,242)	(110,871)	$(4,666,404)

(1)	See Note 5 for further details.

(2)	Includes activity of the Global Stock Purchase Plan.

(3)	Includes income tax benefit resulting from exercised stock options.

(4)
In December 2014, there was a $2.5 million adjustment to the maximum redemption value of the redeemable noncontrolling interest (see Note 18). The Predecessor periods included unpaid dividend equivalents on restricted stock units.

(5)	In 2014, there was a non-cash capital contribution associated with the push down of shares issued by Parent to certain employees in conjunction with the Bonus Swap Program. See Note 13.

(6)	See Note 1 for further details.
See Notes to Consolidated Financial Statements

H. J. Heinz Corporation II and Subsidiaries
Consolidated Statements of Equity

	Successor				Predecessor
	December 28, 2014		February 8 - December 29, 2013		April 29 - June 7, 2013		April 28, 2013		April 29, 2012
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
	(In thousands, except per share amounts)
ACCUMULATED OTHER COMPREHENSIVE (LOSS)/INCOME
Balance at beginning of period		$233,010		$—		$(1,174,538)		$(844,728)		$(299,564)
Net pension and post-retirement benefit (losses)/gains		(33,805)		102,464		—		(189,294)		(258,067)
Reclassification of net pension and post-retirement benefit (gains)/losses to net income		(7,099)		—		7,291		54,833		56,813
Foreign currency translation adjustments		(931,913)		140,242		(93,780)		(197,126)		(359,771)
Net deferred gains/(losses) on net investment hedges from periodic revaluations		335,810		(117,694)		—		—		—
Net deferred (losses)/gains on derivatives from periodic valuations		(173,311)		110,686		(1,099)		(11,736)		30,405
Net deferred losses/(gains) on derivatives reclassified to earnings		3,822		(2,688)		6,551		29,646		(14,088)
Purchase of subsidiary shares from noncontrolling interests(1)		—		—		—		(16,133)		(456)
Balance at end of period		(573,486)		233,010		(1,255,575)		(1,174,538)		(844,728)
TOTAL H. J. HEINZ CORPORATION II SHAREHOLDER EQUITY		15,437,843		16,297,416		2,351,254		2,801,531		2,758,589
NONCONTROLLING INTEREST
Balance at beginning of period		215,842		—		47,290		52,233		73,504
Fair Value of Noncontrolling Interest as of June 8, 2013		—		230,000		—		—		—
Net income attributable to the noncontrolling interest		13,667		4,823		2,900		12,925		15,884
Other comprehensive income/(loss), net of tax:
Net pension and post-retirement benefit gains/(losses)		122		(12)		—		(8)		(12)
Foreign currency translation adjustments		(3,207)		(13,736)		(2,414)		(5,232)		(5,945)
Reclassification of net pension and post-retirement benefit losses to net income		—		—		(25)		—		—
Net deferred (losses)/gains on derivatives from periodic valuations		(222)		510		40		(7)		(28)
Net deferred (gains)/losses on derivatives reclassified to earnings		(3)		(55)		1		(38)		277
Purchase of subsidiary shares from noncontrolling interests(1)		—		—		—		—		(19,885)
Dividends paid to noncontrolling interest		(7,281)		(5,688)		—		(12,583)		(11,562)
Balance at end of period		218,918		215,842		47,792		47,290		52,233
TOTAL EQUITY		$15,656,761		$16,513,258		$2,399,046		$2,848,821		$2,810,822
Note: See Footnote explanations on previous page.

See Notes to Consolidated Financial Statements

H. J. Heinz Corporation II and Subsidiaries
Consolidated Statements of Cash Flows

	Successor		Predecessor
	December 28, 2014	February 8 - December 29, 2013	April 29 - June 7, 2013	April 28, 2013	April 29, 2012
	(52 weeks)	(29 Weeks)	(6 Weeks)	(52 Weeks)	(52 1/2 Weeks)
Operating Activities	(In thousands)
Net (loss)/income	$672,388	$(71,718)	$(192,697)	$1,027,333	$939,908
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	430,216	230,987	35,880	302,057	295,718
Amortization	100,367	48,975	4,276	42,161	43,499
Amortization of deferred debt issuance costs	45,300	29,091	867	4,692	3,576
Inventory fair value step-up charged to cost of products sold	—	383,300	—	—	—
Deferred tax (benefit)/provision	(174,273)	(298,003)	(20,492)	(87,265)	(94,816)
Net losses on divestitures	—	—	—	19,532	—
Impairment on assets held for sale	—	—	—	36,000	—
Pension contributions	(102,281)	(152,116)	(6,812)	(69,388)	(23,469)
Impairment loss on indefinite-lived trademarks and other intangibles	221,482	—	—	—	—
Asset write-downs from Fiscal 2012 productivity initiatives	—	—	—	—	58,736
Unrealized gain on derivative instruments	—	(117,934)	—	—	—
Other items, net	151,256	49,535	23,706	84,834	75,375
Changes in current assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables (includes proceeds from securitization)	(3,912)	(118,509)	(3,360)	(166,239)	171,832
Inventories	152,888	84,339	(183,413)	(49,468)	60,919
Prepaid expenses and other current assets	(664)	43,630	(18,411)	14,111	(11,584)
Accounts payable	562,027	(89,807)	(69,825)	168,898	(72,352)
Accrued liabilities	(132,364)	77,724	48,025	71,846	(20,008)
Income taxes	219,307	(64,436)	10,163	(9,141)	65,783
Cash provided by/(used for) operating activities	2,141,737	35,058	(372,093)	1,389,963	1,493,117
Investing activities:
Capital expenditures	(399,428)	(202,015)	(120,154)	(399,098)	(418,734)
Proceeds from disposals of property, plant and equipment	53,527	6,098	108	18,986	9,817
Acquisitions of business, net of cash on hand	—	(21,494,287)	—	—	(3,250)
Proceeds from divestitures	—	25,987	—	16,787	3,828
Sale of short-term investments	—	—	—	—	56,780
Change in restricted cash	—	—	33,892	3,994	(39,052)
Other items, net	(3,962)	(7,214)	(3,641)	(13,789)	(11,394)
Cash used for investing activities	(349,863)	(21,671,431)	(89,795)	(373,120)	(402,005)
Financing activities:
Payments on long-term debt	(1,103,063)	(2,669,915)	(439,747)	(224,079)	(1,440,962)
Proceeds from long-term debt	—	12,574,575	1,521	205,350	1,912,467
Debt issuance costs	—	(320,824)	—	—	—
Net (payments)/proceeds on commercial paper and short-term debt	(2,902)	(1,640,590)	480,672	1,089,882	(42,543)
Dividends	(720,000)	(360,000)	—	(665,691)	(619,104)
Purchases of treasury stock	—	—	—	(139,069)	(201,904)
Exercise of stock options	—	—	886	113,477	82,714
Acquisition of subsidiary shares from noncontrolling interests	—	—	—	(80,132)	(54,824)
Capital contributions	—	16,500,000	—	—	—
Other items, net	5,674	25,995	42,086	(42,811)	1,321
Cash provided by/(used for) financing activities	(1,820,291)	24,109,241	85,418	256,927	(362,835)
Effect of exchange rate changes on cash and cash equivalents	(131,898)	(13,876)	(30,262)	(127,512)	(122,147)
Net increase/(decrease) in cash and cash equivalents	(160,315)	2,458,992	(406,732)	1,146,258	606,130
Cash and cash equivalents at beginning of period	2,458,992	—	2,476,699	1,330,441	724,311
Cash and cash equivalents at end of period	$2,298,677	$2,458,992	$2,069,967	$2,476,699	$1,330,441
See Notes to Consolidated Financial Statements

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements

1.Basis of Presentation

Organization

On August 1, 2014, the Company's Board of Directors approved a change to the Company's name from Hawk Acquisition Intermediate Corporation II to H. J. Heinz Corporation II.

On June 7, 2013, H. J. Heinz Company ("Heinz") was acquired by H.J. Heinz Holding Corporation (formerly known as Hawk Acquisition Holding Corporation) (“Parent”), a Delaware corporation controlled by Berkshire Hathaway Inc. (“Berkshire Hathaway”) and 3G Special Situations Fund III, L.P. (“3G Capital,” and together with Berkshire Hathaway, the “Sponsors”), pursuant to the Agreement and Plan of Merger, dated February 13, 2013 (the “Merger Agreement”), as amended by the Amendment to Agreement and Plan of Merger, dated March 4, 2013 (the “Amendment”), by and among Heinz, Parent and Hawk Acquisition Sub, Inc., a Pennsylvania corporation and an indirect wholly owned subsidiary of Parent (“Merger Subsidiary”), in a transaction hereinafter referred to as the “Merger.” As a result of the Merger, Merger Subsidiary merged with and into Heinz, with Heinz surviving as a wholly owned subsidiary of H. J. Heinz Corporation II (formerly Hawk Acquisition Intermediate Corporation II) ("Holdings"), which in turn is an indirect wholly owned subsidiary of Parent. Each of the Sponsors own 425 million shares of common stock in Parent which, in turn, indirectly holds 1,000 shares of common stock in Holdings. In addition, Berkshire Hathaway has an $8.0 billion preferred stock investment in Parent which entitles it to a 9.0% annual dividend, and warrants to purchase approximately 46 million additional shares of common stock in Parent. See Note 4 "Merger and Acquisition" for further information on the Merger.

Unless the context otherwise requires, the terms "we," "us," "our" and the "Company" refer, collectively, to Holdings, Heinz, and its subsidiaries.

The Company filed a Registration Statement on Form S-4 ("Registration Statement") for an exchange offer for the outstanding 4.25% Second Lien Senior Secured Notes due 2020, in the aggregate principal amount of $3.1 billion ("Exchange Notes"), which became effective May 7, 2014. The Exchange Notes are guaranteed fully and unconditionally, and jointly and severally, on a senior secured basis, subject to certain customary release provisions by Parent, Holdings and most of the Company's domestic subsidiaries, which guarantee our obligations under the Senior Credit Facilities (see Notes 11 and 22). As a result of the Registration Statement becoming effective on May 7, 2014, Holdings became the registrant within which Heinz is consolidated. Holdings has no operations and its Balance Sheet is comprised solely of its investment in Heinz and share capital owned by its parent, Hawk Acquisition Intermediate Corporation I.
Basis of Presentation

The Merger was accounted for as a business combination using the acquisition method of accounting in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification 805, Business Combinations. The Sponsors' cost of acquiring the Company has been pushed-down to establish a new accounting basis for the Company. Accordingly, the consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the Merger. The Predecessor and Successor periods have been separated by a vertical line on the face of the consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting.

Periods Presented

Successor - The consolidated financial statements as of December 28, 2014, December 29, 2013, and for the periods from February 8, 2013 through December 29, 2013 and year ended December 28, 2014. The activity in Merger Subsidiary from inception on February 8, 2013 to the date of its merger into Heinz on June 7, 2013 , which are included in the Successor period from February 8, 2013 to December 29, 2013, related primarily to the issuance of the Exchange Notes and recognition of associated issuance costs and interest expense. The cash from the Exchange Notes was invested in a money market account until the completion of the Merger on June 7, 2013. See Note 11 for further details. The following represents the condensed financial information for Merger Subsidiary for the period February 8, 2013 to April 28, 2013 and as at April 28, 2013:

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Hawk Acquisition Sub, Inc. (Successor)

Condensed Statement of Operations
For the Period from February 8, 2013 through April 28, 2013

February 8 - April 28, 2013
(In thousands)
Merger related costs	$19,713
Operating loss	(19,713)
Unrealized loss on derivative instrument	(65,294)
Interest Expense, net	(10,743)
Loss from continuing operations before income tax	(95,750)
Benefit from income taxes	37,842
Net loss	$(57,908)

Hawk Acquisition Sub, Inc. (Successor)

Condensed Balance Sheet
As of April 28, 2013

April 28, 2013
(In thousands)
Cash	$3,011,750
Other assets	125,231
Total assets	$3,136,981

Notes payable	$3,100,000
Other liabilities	94,889
Total liabilities	3,194,889
Shareholder's deficit	(57,908)
Total liabilities and shareholder's deficit	$3,136,981

Predecessor - the consolidated financial statements of Heinz prior to the Merger on June 7, 2013.

Transition period - the combination of the Successor and the Predecessor period from April 29, 2013 to December 29, 2013.

Fiscal 2013 - the Heinz fiscal year from April 30, 2012 to April 28, 2013.

Fiscal 2012 - the Heinz fiscal year from April 28, 2011 to April 29, 2012.

Change In Fiscal Year

On October 21, 2013, our board of directors approved a change in our fiscal year-end from the Sunday closest to April 30 to the Sunday closest to December 31. As a result of this change, the consolidated financial statements include presentation of the transition period beginning on April 29, 2013 and ending on December 29, 2013.

Earnings per share information has not been presented because the Company's stock is no longer publicly traded.

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

2.    Significant Accounting Policies
Principles of Consolidation:
The consolidated financial statements include the accounts of the Company, all wholly-owned and majority-owned subsidiaries, and any variable interest entities for which we are the primary beneficiary. All intercompany accounts and transactions are eliminated.
Use of Estimates:
The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Translation of Foreign Currencies:
For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each period end. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive income/(loss) within shareholder's equity. Gains and losses from foreign currency transactions are included in net income for the period.
Highly Inflationary Accounting:
The Company applies highly inflationary accounting if the cumulative inflation rate in an economy for a three-year period meets or exceeds 100 percent. Under highly inflationary accounting, the financial statements of a subsidiary are remeasured into the Company’s reporting currency (U.S. dollars) and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than accumulated other comprehensive loss on the balance sheet, until such time as the economy is no longer considered highly inflationary. See Note 20 for additional information.
Cash Equivalents:
Cash equivalents are defined as highly liquid investments with original maturities of 90 days or less.
Inventories:
Inventories are stated at the lower of cost or market. Cost is determined principally under the average cost method.
Property, Plant and Equipment:
Land, buildings and equipment are recorded at cost. For financial reporting purposes, depreciation is provided on the straight-line method over the estimated useful lives of the assets, which generally have the following ranges: buildings—40 years or less, machinery and equipment—15 years or less, computer software—3 to 7 years, and leasehold improvements—over the life of the lease, not to exceed 15 years. Accelerated depreciation methods are generally used for income tax purposes. Expenditures for new facilities and improvements that substantially extend the capacity or useful life of an asset are capitalized. Ordinary repairs and maintenance are expensed as incurred. When property is retired or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts and any related gains or losses are included in income. The Company reviews property, plant and equipment, whenever circumstances change such that the recorded value of an asset may not be recoverable. Factors that may affect recoverability include changes in planned use of the asset and the closing of facilities. The Company’s impairment review is based on an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist and are largely independent. When the carrying value of the asset exceeds the future undiscounted cash flows, an impairment is indicated and the asset is written down to its fair value.
Goodwill and Intangibles:
Intangible assets with finite useful lives are amortized on a straight-line basis over the estimated periods benefited, and are reviewed when appropriate for possible impairment, similar to property, plant and equipment. Goodwill and intangible assets with

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

indefinite useful lives are not amortized. The carrying values of goodwill and other intangible assets with indefinite useful lives are tested at least annually for impairment, or when circumstances indicate that a possible impairment may exist. Prior to the Merger, indefinite-lived intangible assets were tested annually during the fourth quarter of each fiscal year, while the annual impairment tests of goodwill were performed during the third quarter of each fiscal year. Subsequent to the Merger, the first annual impairment tests for both goodwill and indefinite-lived intangible assets were performed in the second quarter of the year ended December 28, 2014. All goodwill is assigned to reporting units, which are primarily one level below our operating segments. The Company performs its impairment tests of goodwill at the reporting unit level.  The Company tests goodwill for impairment by either performing a qualitative evaluation or a two-step quantitative test.  The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair values of a reporting unit is less than its carrying amount, including goodwill.  Factors considered as part of the qualitative assessment include entity-specific industry, market and general economic conditions.  The Company may elect to bypass this qualitative assessment for some or all of its reporting units and perform a two-step quantitative test. This quantitative test involves estimating a reporting unit's fair value and comparing it to the reporting unit's carrying value. If the carrying value exceeds fair value, the Company would perform step two to estimate the extent of the impairment, if any. The Company elected to bypass the qualitative assessment for its 2014 annual impairment test and performed the quantitative test for all its reporting units.
Indefinite-lived intangible assets are tested for impairment by either performing a qualitative evaluation or a quantitative calculation of fair value and comparison to carrying amount. The qualitative evaluation is an assessment of factors including, but not limited to, changes in management, overall financial performance, and other entity-specific events. The objective of the qualitative evaluation is to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. The Company can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets. The Company elected to bypass the qualitative assessment for its 2014 annual impairment test and performed the quantitative test for all its indefinite-lived intangible assets.
The Company's estimates of fair value when testing quantitatively for impairment of both goodwill and intangible assets with indefinite lives is based principally on a discounted cash flow model, using a market participant approach, that requires significant judgment and requires assumptions about future volume trends, revenue and expense growth rates, terminal growth rates, discount rates, tax rates and working capital changes.
Revenue Recognition:
The Company recognizes revenue when title, ownership and risk of loss pass to the customer. This primarily occurs upon delivery of the product to the customer. For the most part, customers do not have the right to return products unless damaged or defective. Revenue is recorded net of sales incentives, and includes shipping and handling charges billed to customers. Shipping and handling costs are primarily classified as part of selling, general and administrative expenses.
Marketing Costs:
The Company promotes its products with advertising, consumer incentives and trade promotions. Such programs include, but are not limited to, discounts, coupons, rebates, in-store display incentives and volume-based incentives. Advertising costs are expensed as incurred. Consumer incentive and trade promotion activities are recorded as a reduction of revenue or as a component of cost of products sold based on amounts estimated as being due to customers and consumers at the end of a period, based principally on historical utilization and redemption rates. Advertising costs are recognized as an expense within selling, general and administrative expenses if the Company determines that it will receive an identifiable, separable benefit in return for the consideration paid and it can reasonably estimate the fair value of the benefit identified. Accruals for trade promotions are initially recorded at the time of sale of product to the customer based on an estimate of the expected levels of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer participation, and sales and payment trends with similar previously offered programs. The Company performs monthly evaluations of its outstanding trade promotions, making adjustments where appropriate to reflect changes in estimates. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorization process for deductions taken by a customer from amounts otherwise due to the Company. Coupon redemption costs are accrued in the period in which the coupons are offered. The initial estimates made for each coupon offering are based upon historical redemption experience rates for similar products or coupon amounts. The Company performs monthly evaluations of outstanding coupon accruals that compare actual redemption rates to the original estimates. For interim reporting purposes, advertising, consumer incentive and product placement expenses are charged to operations as a percentage of volume, based on estimated volume and related expense for the full year.
Income Taxes:
Deferred income taxes result primarily from temporary differences between financial and tax reporting. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. When assessing

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company would adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.
The Company has not provided for possible U.S. taxes on the undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely. Calculation of the unrecognized deferred tax liability for temporary differences related to these earnings is not practicable.
Stock-Based Employee Compensation Plans:
The Company recognizes the cost of all stock-based awards to employees, including grants of employee stock options, on a straight-line basis over their respective requisite service periods (generally equal to an award’s vesting period). A stock-based award is considered vested for expense attribution purposes when the employee’s retention of the award is no longer contingent on providing subsequent service. Accordingly, the Company recognizes compensation cost immediately for awards granted to retirement-eligible individuals or over the period from the grant date to the date retirement eligibility is achieved, if less than the stated vesting period. The vesting approach used does not affect the overall amount of compensation expense recognized, but could accelerate the recognition of expense. Prior to the Merger, the Company followed its previous vesting approach for the remaining portion of those outstanding awards that were unvested and granted prior to May 4, 2006, and accordingly, recognized expense from the grant date to the earlier of the actual date of retirement or the vesting date. Judgment is required in estimating the amount of stock-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, stock-based compensation expense could be materially impacted.
Compensation cost related to all stock-based awards is determined using the grant date fair value. Determining the fair value of employee stock options at the grant date requires judgment in estimating the expected term that the stock options will be outstanding prior to exercise as well as the volatility and dividends over the expected term. Compensation cost for restricted stock units is determined based on the fair value of the Company’s stock at the grant date.
Stock-based compensation expense is primarily recognized as a component of selling, general and administrative expenses in the Consolidated Statements of Operations.
Financial Instruments:
The Company’s financial instruments consist primarily of cash and cash equivalents, receivables, accounts payable, short-term and long-term debt, swaps, forward contracts, and option contracts. The carrying values for the Company’s financial instruments approximate fair value, except as disclosed in Note 14. As a policy, the Company does not engage in speculative or leveraged transactions, nor does the Company hold or issue financial instruments for trading purposes.
The Company uses derivative financial instruments for the purpose of hedging foreign currency, debt and interest rate exposures, which exist as part of ongoing business operations. The Company carries derivative instruments on the balance sheet at fair value, determined using observable market data. Derivatives with scheduled maturities of less than one year are included in other receivables or other payables, based on the instrument’s fair value. Derivatives with scheduled maturities beyond one year are classified between current and long-term based on the timing of anticipated future cash flows. The current portion of these instruments is included in other receivables or other payables and the long-term portion is presented as a component of other non-current assets or other non-current liabilities, based on the instrument’s fair value.
The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. Gains and losses on fair value hedges are recognized in current period earnings in the same line item as the underlying hedged item. The effective portion of gains and losses on cash flow hedges are deferred as a component of accumulated other comprehensive loss and are recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item. Hedge ineffectiveness related to cash flow hedges is reported in current period earnings within other income and expense. The income statement classification of gains and losses related to derivative contracts that do not qualify for hedge accounting is determined based on the underlying intent of the contracts. Cash flows related to the settlement of derivative instruments designated as net investment hedges of foreign operations are classified in the consolidated statements of cash flows within investing activities. Cash flows related to the termination of derivative instruments designated as fair value hedges of fixed rate debt obligations are classified in the consolidated statements of cash flows within financing activities. All other cash flows related to derivative instruments are generally classified in the consolidated statements of cash flows within operating activities.

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Dividends:
Berkshire Hathaway has an $8.0 billion preferred stock investment in Parent which entitles it to a 9.0% annual dividend to be paid quarterly in cash or in-kind.  The Company's Board of Directors declares quarterly cash distributions to Hawk Acquisition Intermediate Corporation I (the immediate parent of Holdings) to fund this dividend. When the Company has an accumulated deficit, these quarterly distributions are recorded as a reduction of common stock.

3.    Recently Issued Accounting Standards

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

In April 2014, the FASB issued an amendment to the standard for reporting discontinued operations and disclosure of disposals of components of an entity. This revised standard changes the criteria for determining which disposals can be presented as discontinued operations and modifies the disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. The amendment states that a strategic shift could include a disposal of (i) a major geographic area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. The Company is required to adopt this revised standard prospectively for new disposals starting in 2015. The revised standard permits early adoption; however, the Company did not have any disposals in 2014.

4.    Merger and Acquisition
On February 13, 2013, Heinz entered into the Merger Agreement with Parent and Merger Subsidiary. The acquisition was consummated on June 7, 2013, and as a result, Merger Subsidiary merged with and into Heinz, with Heinz surviving as a wholly owned subsidiary of Holdings, which in turn is an indirect wholly owned subsidiary of Parent. Parent is controlled by the Sponsors. Upon the completion of the Merger, the Company's shareholders received $72.50 in cash, without interest and less applicable taxes thereon, for each share of common stock held prior to the effective time of the Merger.

Additionally, all outstanding stock option awards, restricted stock units (except for certain retention RSUs which continue on their original terms) and restricted stock awards issued pursuant to various shareholder-approved plans and a shareholder-authorized employee stock purchase plan were automatically canceled and converted into the right to receive cash consideration of $72.50.

The total consideration paid in connection with the Merger was approximately $28.75 billion, including the assumption of the Heinz's outstanding debt, which was funded by equity contributions from the Sponsors totaling $16.5 billion as well as proceeds received by Merger Subsidiary of approximately $11.5 billion, pursuant to the Senior Credit Facilities (of which $9.5 billion was drawn at the close of the transaction), and $3.1 billion upon the issuance of the Exchange Notes by Merger Subsidiary, less applicable debt issuance costs of $315.9 million. As a result of the Merger and the transactions entered into in connection therewith, we have assumed the liabilities and obligations of Merger Subsidiary, including Merger Subsidiary's obligations under the Senior Credit Facilities.

The allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed in the Merger reflects fair value estimates based on management analysis, including work performed by third-party valuation specialists.

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following is a summary of the final allocation of the purchase price of the Merger to the estimated fair values of assets acquired and liabilities assumed in the transaction:

(In thousands)
Cash (including excess cash from Parent)	$3,223,588
Other current assets	3,734,558
Property, Plant and Equipment	2,685,880
Trademark and other intangibles	13,914,059
Other non-current assets	651,228
Trade and other payables	(2,741,809)
Long term debt	(3,021,656)
Deferred income taxes	(4,055,544)
Non-pension postretirement benefits and other noncurrent liabilities	(670,822)
Redeemable non controlling interest and non controlling interest	(258,008)
Net assets acquired	13,461,474
Goodwill on acquisition	15,291,490
Total consideration pushed down from Parent	28,752,964
Debt repayment and associated costs	(3,976,847)
Excess cash from parent	(1,153,621)
Other transaction related costs	(58,242)
Total consideration paid to predecessor shareholders	23,564,254
Cash and cash equivalents of Predecessor at June 7, 2013	(2,069,967)
Acquisitions of business, net of cash on hand	$21,494,287

In the fourth quarter of 2014 the purchase price allocation was updated to correct the long term deferred tax asset balance associated with the difference between book and tax goodwill. This correction resulted in a decrease of other non-current assets and a corresponding increase in goodwill of $24.8 million. This adjustment did not have a significant impact on the Company's previously reported consolidated financial statements and, therefore, the Company has not retrospectively adjusted those financial statements.

Subsequent to December 29, 2013, the Company made measurement period adjustments to the preliminary purchase price allocation primarily reflecting (1) a decrease in indefinite-lived trademarks and licenses of approximately $492.9 million, (2) an increase in long term deferred income tax assets of $24.0 million, (3) a decrease in long term deferred tax liabilities of $165.8 million, (4) a reduction in current income taxes payable of $58.6 million and (5) an increase in goodwill of approximately $249.9 million. These measurement period adjustments were made to reflect facts and circumstances existing as of the acquisition date, and did not result from intervening events subsequent to the acquisition date. These adjustments did not have a significant impact on the Company’s previously reported consolidated financial statements and, therefore, the Company has not retrospectively adjusted those financial statements.

Trade receivables and payables, as well as other current and non-current assets and liabilities were valued at the existing carrying values as they represented the fair value of those items at the time of the Merger, based on management's judgments and estimates.

Finished goods and work-in-process inventory has been valued using a net realizable value approach resulting in a step-up of $384.4 million which was recognized in Cost of products sold in the Successor period ended December 29, 2013 as the related inventory was sold. Raw materials and packaging inventory has been valued using the replacement cost approach.

Property, plant and equipment have been valued using a combination of the income approach, the market approach and cost approach which is based on current replacement and/or reproduction cost of the asset as new, less depreciation attributable to physical, functional, and economic factors. Useful lives of the property, plant and equipment were estimated to be between 3 and 40 years.

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Trademarks have been valued using the excess earnings method for top tier brands and the relief from royalty method for other brands. The excess earnings method estimates fair value of an intangible asset by deducting expected costs, including income taxes, from expected revenues attributable to that asset to arrive at after-tax cash flows. From such after-tax cash flows, after-tax contributory asset charges are deducted to arrive at incremental after-tax cash flows. These resulting cash flows are discounted to a present value to which the tax amortization benefit is added to arrive at fair value. Relief from royalty method under the income approach estimates the cost savings that accrue to the Company which would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. The Company's trademarks are considered to have indefinite lives.

Customer relationships were determined using the distributor method, a variation of the excess earnings method discussed above, whereby distributor-based inputs for margins and contributory asset charges are used. The useful lives of customer relationships is estimated to be 20 years.

Existing long term debt assumed in the Merger was fair valued based on quoted market prices. The debt assumed included the Company's existing 6.375% Debentures due 2028, 6.25% Notes due 2030, 6.75% Notes due 2032 and 7.125% Notes due 2039.

Deferred income tax assets and liabilities as of the acquisition date represent the expected future tax consequences of temporary differences between the fair values of the assets acquired and liabilities assumed and their tax bases.

The total non tax deductible goodwill relating to the Merger is $15.29 billion. The goodwill recognized relates principally to the Company's established global organization, reputation and strategic positioning.

In the Successor period February 8, 2013 to December 29, 2013, the Company incurred $157.9 million in Merger related costs on a pretax basis, including $70.0 million consisting primarily of advisory fees, legal, accounting and other professional costs. The Company also incurred $87.9 million related to severance and compensation arrangements pursuant to existing agreements with certain former executives and employees in connection with the Merger. These amounts are separately reflected in the accompanying statement of operations for the Successor period ended December 29, 2013.

Prior to consummation of the Merger, the Company incurred $112.2 million of Merger related costs, including $48.1 million resulting from the acceleration of expense for stock options, restricted stock units and other compensation plans pursuant to the existing change in control provisions of those plans, and $64.0 million of professional fees. These amounts are separately reflected in Merger related costs in the accompanying statement of operations for the Predecessor period ended June 7, 2013. The Company also recorded a loss from the extinguishment of debt of approximately $129.4 million for debt required to be repaid upon closing as a result of the change in control which is reflected in Other (expense) income, net, in the accompanying statement of operations for the Predecessor period.

In the fourth quarter of Fiscal 2013, the Company incurred $44.8 million of Merger related costs, including legal, accounting and other professional fees.

The following unaudited pro forma financial data summarizes the Company's results of operations as if the Transaction had occurred as of April 30, 2012. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had the Merger been consummated on April 30, 2012.

	Eight Months Ended	Fiscal Year
	December 29, 2013	April 28, 2013

Revenue	$7,352,434	$11,528,886
Income from continuing operations	$186,721	$324,042

The most significant of the pro forma adjustments were to reflect the impact of Merger related costs, the unrealized gain on derivative instruments, higher cost of products sold associated with the preliminary purchase accounting adjustments related to the step-up in inventory, amortization of intangible assets and depreciation of property, plant and equipment, and higher interest expense associated with increased debt, in Fiscal 2013.

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

5.    Other Acquisitions
During Fiscal 2013, the Company acquired an additional 15% interest in Coniexpress S.A. Industrias Alimenticias (“Coniexpress”), a leading Brazilian manufacturer of the Quero® brand of tomato-based sauces, tomato paste, ketchup, condiments and vegetables for $80.1 million. Prior to this transaction, the Company owned 80% of Coniexpress. See Note 18 for further details regarding this redeemable noncontrolling interest.
In Fiscal 2011, the Company acquired Foodstar Holding Pte (“Foodstar”), a manufacturer of soy sauces and fermented bean curd in China, which included a potential earn-out payment contingent upon certain net sales and EBITDA (earnings before interest, taxes, depreciation and amortization) targets during Fiscals 2013 and 2014. During the third quarter of Fiscal 2013, the Company renegotiated the terms of the earn-out agreement in order to give the Company additional flexibility in the future for growing its business in China, one of its largest and most important emerging markets. This renegotiation resulted in the settlement of the earn-out for a cash payment of $60.0 million, of which $15.5 million was reported in cash from operating activities and $44.5 million was reported in cash from financing activities on the consolidated cash flow statement for the year ended April 28, 2013. In addition, the Company incurred a $12.1 million charge in the year ended April 28, 2013, which was recorded in SG&A on the consolidated income statement and in the Non-Operating segment, for the difference between the settlement amount and current carrying value of the earn-out as reported on the Company's balance sheet at the date of this transaction.
In Fiscal 2012, the Company acquired an additional 10% interest in P.T. Heinz ABC Indonesia for $54.8 million. P.T. Heinz ABC Indonesia is an Indonesian subsidiary of the Company that manufacturers Asian sauces and condiments as well as juices and syrups. Prior to the transaction, the Company owned 65% of this business.

6.    Segment Information

Due to the acquisition that occurred on June 7, 2013 (see Note 4) the Company's internal reporting entered a transition period that lasted through the end of December 2013. During this transition period most members of the senior management team were replaced by new management.
In the first quarter of 2014, the Company transitioned to new segments, which are aligned to the new organizational structure implemented during the transition period. These new segments reflect how senior management runs the business and the internal management reporting used for decision-making.
The Company has five reportable segments which are defined by geographic region including: North America, Europe, Asia/Pacific, Latin America and Russia, India, Middle East and Africa ("RIMEA"). The Company has reclassified the segment data for the prior periods to conform to the current period’s presentation.
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
The Company’s management evaluates segment performance based on several factors including net sales and Adjusted Earnings Before Interest, Tax, Depreciation and Amortization ("Adjusted EBITDA"). Inter-segment revenues, items below the operating income line of the consolidated statements of operations and certain costs associated with Restructuring and Productivity Initiatives (see Note 8) and Merger related costs, are not presented by segment, since they are not reflected in the measure of segment profitability reviewed by the Company’s management.

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following table presents information about the Company’s reportable segments:

	Successor		Predecessor
	December 28, 2014	February 8 - December 29, 2013	April 29 - June 7, 2013	April 28, 2013	April 29, 2012
	(52 Weeks)	(29 Weeks)	(6 Weeks)	(52 Weeks)	(52 1/2 Weeks)
	(In thousands)
	Net External Sales
North America	$4,245,061	$2,442,522	$443,660	$4,565,878	$4,587,301
Europe	2,972,826	1,659,312	268,607	3,049,061	3,192,285
Asia/Pacific	2,045,785	1,240,147	238,013	2,285,962	2,237,907
Latin America	926,495	504,425	94,914	900,335	774,949
RIMEA	732,102	393,156	67,678	727,650	715,130
Consolidated Totals	$10,922,269	$6,239,562	$1,112,872	$11,528,886	$11,507,572
	Adjusted EBITDA
North America	$1,330,762	$618,322	$96,703	$1,106,802	$1,103,826
Europe	897,031	349,247	42,060	671,261	689,752
Asia/Pacific	351,251	135,851	36,276	286,466	249,390
Latin America	207,705	74,428	10,201	102,494	96,188
RIMEA	129,688	45,834	12,074	96,984	92,926
Non-Operating(a)	(76,830)	(58,279)	(25,005)	(164,019)	(170,242)
Adjusted EBITDA	2,839,607	1,165,403	172,309	2,099,988	2,061,840

Amortization of inventory step-up(b)	—	383,300	—	—	—
Severance related costs(c)	175,440	274,500	—	—	81,700
Other restructuring costs(c)	56,281	69,700	—	—	72,800
Asset write-offs(c)	78,785	2,405	—	—	41,478
Other special items(d)	200,357	772	(12,136)	583	(24,690)
Merger related costs(e)	—	157,938	112,188	44,814	—
Unrealized gain on derivative instruments	—	(117,934)	—	—	—
Loss from the extinguishment of debt	—	—	129,367	—	—
Depreciation, including accelerated depreciation for restructuring	430,216	230,987	35,880	299,779	289,846
Amortization	100,367	48,975	4,276	42,161	43,499
Interest expense, net	653,164	395,432	32,472	255,812	258,462
Stock based compensation	8,302	4,800	4,318	51,000	54,900
Other expense/(income), net	112,257	12,233	(3,729)	62,196	7,756
Impairment loss on indefinite-lived trademarks and other intangibles(f)	221,482	—	—	—	—
Income/(loss) from continuing operations before income taxes	$802,956	$(297,705)	$(130,327)	$1,343,643	$1,236,089
	Depreciation and Amortization Expenses(g)
North America	$273,878	$153,402	$16,162	$126,859	$131,023
Europe	120,902	59,945	9,283	90,150	90,058
Asia/Pacific	74,381	38,509	6,936	60,050	57,251
Latin America	18,081	9,673	2,305	16,933	16,932
RIMEA	10,933	6,182	1,283	16,742	13,229
Non-Operating(a)	32,408	12,251	4,187	31,206	24,852
Consolidated Totals	$530,583	$279,962	$40,156	$341,940	$333,345

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Successor		Predecessor
	December 28, 2014	December 29, 2013	April 28, 2013
	Identifiable Assets
	(In thousands)
North America	$13,945,575	$14,486,939	$3,289,900
Europe	10,755,365	11,515,094	4,963,171
Asia/Pacific	3,683,083	3,720,892	2,430,999
Latin America	1,158,033	1,136,344	1,002,926
RIMEA	531,819	677,064	526,567
Non-Operating(h)	6,688,866	7,436,015	725,444
Consolidated Totals	$36,762,741	$38,972,348	$12,939,007

	Successor		Predecessor
	December 28, 2014	February 8 - December 29, 2013	April 29 - June 7, 2013	April 28, 2013	April 29, 2012
	(52 Weeks)	(29 Weeks)	(6 Weeks)	(52 Weeks)	(52 1/2 Weeks)
	Capital Expenditures(i)
	(In thousands)
North America	$147,875	$47,060	$10,050	$107,207	$103,958
Europe	95,199	40,465	4,537	91,911	97,708
Asia/Pacific	65,225	43,355	2,988	83,980	95,115
Latin America	14,128	10,940	2,044	41,264	33,885
RIMEA	13,993	13,290	1,317	19,065	25,163
Non-Operating(a)	63,008	46,905	99,218	55,671	62,905
Consolidated Totals	$399,428	$202,015	$120,154	$399,098	$418,734
___________________________________________

(a)	Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.

(b)
The negative impact of the inventory step-up adjustment recorded in purchase accounting to operating income in the Successor period was $173.6 million for North America, $106.6 million for Europe, $84.2 million for Asia/Pacific, $8.3 million for Latin America and $10.6 million for RIMEA.

(c)	See Note 8 for further details on restructuring and productivity initiatives.

(d)	Includes consulting and advisory charges not specifically related to restructuring activities and other items that management believes do not directly reflect our core operations.

(e)	See Note 4 for further details on Merger related costs.

(f)	See Note 9 for further details on the impairment loss on indefinite-lived trademarks and other intangibles.

(g)	Excludes amortization of deferred debt issuance costs.

(h)	Includes identifiable assets not directly attributable to operating segments.

(i)	Excludes property, plant and equipment obtained through acquisitions.

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The Company’s revenues are generated via the sale of products in the following categories:

	Successor		Predecessor
	December 28, 2014	February 8 - December 29, 2013	April 29 - June 7, 2013	April 28, 2013	April 29, 2012
	(52 Weeks)	(29 Weeks)	(6 Weeks)	(52 Weeks)	(52 1/2 Weeks)
	Net External Sales
	(In thousands)
Ketchup and Sauces	$5,489,341	$3,081,347	$533,932	$5,375,788	$5,232,607
Meals and Snacks	3,743,009	2,185,831	359,412	4,240,808	4,337,995
Infant/Nutrition	1,115,998	624,359	118,528	1,189,015	1,232,248
Other	573,921	348,025	101,000	723,275	704,722
Total	$10,922,269	$6,239,562	$1,112,872	$11,528,886	$11,507,572
The Company has significant sales and long-lived assets in the following geographic areas. Sales are based on the location in which the sale originated. Long-lived assets include property, plant and equipment, goodwill, trademarks and other intangibles, net of related depreciation and amortization.

	Successor		Predecessor
	December 28, 2014	February 8 - December 29, 2013	April 29 - June 7, 2013	April 28, 2013	April 29, 2012
	(52 Weeks)	(29 Weeks)	(6 Weeks)	(52 Weeks)	(52 1/2 Weeks)
	Net External Sales
	(In thousands)
United States	$3,615,324	$2,072,049	$371,253	$3,857,247	$3,885,057
United Kingdom	1,549,497	859,512	130,741	1,597,755	1,611,177
Other	5,757,448	3,308,001	610,878	6,073,884	6,011,338
Total	$10,922,269	$6,239,562	$1,112,872	$11,528,886	$11,507,572

	Successor		Predecessor
	December 28, 2014	December 29, 2013	April 28, 2013
	Long-Lived Assets
	(In thousands)
United States	$15,956,956	$16,280,596	$2,383,136
United Kingdom	6,776,758	6,999,989	1,133,086
Other	7,777,370	8,942,514	3,437,299
Total	$30,511,084	$32,223,099	$6,953,521

7.	Discontinued Operations

In January 2013, the Company's Board of Directors approved management's plan to sell Shanghai LongFong Foods ("LongFong"), a maker of frozen products in China which was previously reported in the Asia/Pacific segment. During the fourth quarter of Fiscal 2013, the Company secured an agreement with a buyer and during 2014, the sale was completed, resulting in an insignificant pre-tax and after-tax loss which was recorded in discontinued operations in the Successor period. As a result, LongFong's net assets were classified as held for sale and the Company adjusted the carrying value to estimated fair value, recording a $36.0 million pre-tax and after-tax non-cash goodwill impairment charge to discontinued operations during the third quarter of Fiscal 2013. The net assets held for sale related to LongFong as of April 28, 2013 are reported in Other current assets, Other non-current assets, Other accrued liabilities and Other non-current liabilities on the consolidated balance sheet as of April 28, 2013 as they are not material for separate balance sheet presentation.

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

During the first quarter of Fiscal 2013, the Company completed the sale of its U.S. Foodservice frozen desserts business, resulting in a $32.7 million pre-tax ($21.1 million after-tax) loss which has been recorded in discontinued operations.
The operating results related to these businesses have been included in discontinued operations in the Company's consolidated statements of income for all periods presented. The following table presents summarized operating results for these discontinued operations:

	Successor		Predecessor
	December 28, 2014	February 8 - December 29, 2013	April 29 - June 7, 2013	April 28, 2013	April 29, 2012
	(52 Weeks)	(29 Weeks)	(6 Weeks)	(52 Weeks)	(52 1/2 Weeks)
	(In millions)
Sales	$—	$2.9	$1.2	$47.7	$141.5
Net after-tax losses	$—	$(5.6)	$(1.3)	$(17.6)	$(51.2)
Tax benefit on losses	$—	$—	$—	$0.6	$1.4

8.    Restructuring and Productivity Initiatives

2014 and 2013 Transition Period

Phase 1:During the transition period and first nine months of 2014, the Company invested in restructuring and productivity initiatives as part of its ongoing cost reduction efforts with the goal of driving efficiencies and creating fiscal resources that will be reinvested into the Company's business as well as to accelerate overall productivity on a global scale. As of December 28, 2014, these initiatives have resulted in the reduction of approximately 4,050 corporate and field positions across the Company's global business segments (excluding the factory closures noted below). With respect to these restructuring and productivity initiatives, the Company incurred total charges of $289 million related to severance benefits and other severance-related expenses from inception through December 28, 2014.
Footprint:In addition, the Company announced the planned closure and consolidation of 5 factories across the U.S., Canada and Europe during 2014.  The number of employees impacted by these 5 plant closures and consolidation is approximately 1,600, all of which had left the Company as of December 28, 2014. With respect to these factory closures, the Company incurred charges of $91 million related to severance benefits and other severance-related expenses through December 28, 2014.  The Company may also incur other charges not currently contemplated due to events that may occur as a result of, or related to, these plant closures.
License Expiration:Furthermore, the Company announced the planned closure of one additional factory in Europe in the first half of 2015 due to the expiration of a license to manufacture a non-core product. The number of employees expected to be impacted by this plant closure is approximately 200. With respect to this factory closure, the Company incurred charges of approximately $11 million related to severance benefits and other severance-related expenses which it recorded in the year ended December 28, 2014. In addition, the Company recognized $33 million in non-cash asset write-downs for impairment of long-lived assets to be disposed.
Phase II: In the fourth quarter of 2014, the Company invested in restructuring and productivity initiatives as part of its ongoing cost reduction efforts with the goal of driving efficiencies and creating fiscal resources that will be reinvested into the Company's business as well as to accelerate overall productivity on a global scale. As of December 28, 2014, these initiatives have resulted in the reduction of approximately 800 corporate and field positions across the Company's global business segments (excluding the factory closures noted above). With respect to these restructuring and productivity initiatives, the Company recognized $30 million in non-cash asset write-downs for impairment of long-lived assets to be disposed. The Company currently estimates it will incur total charges of approximately $70 million related to severance benefits and other severance-related expenses, of which $63 million has been incurred from project inception through December 28, 2014.
In the year ended December 28, 2014, the Company recorded total pre-tax costs related to the initiatives discussed above of $435.4 million which was comprised of the following:

•	$175.4 million for severance and employee benefit costs relating to the reduction of corporate and field positions across the Company.

•	$56.3 million associated with other implementation costs, primarily for professional fees, and contract and lease termination costs.

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

•	$203.7 million relating to non-cash asset write-downs and accelerated depreciation for the planned closure and consolidation of 6 factories across the U.S., Canada and Europe.
Of the $435.4 million total pre-tax charges for the year ended December 28, 2014, $357.5 million was recorded in cost of products sold and $77.9 million in selling, general and administrative expenses ("SG&A").
During the transition period, the Company recorded pre-tax costs related to the Phase I and Footprint initiatives of $410.4 million in the Successor period from February 8, 2013 to December 29, 2013, and $6.0 million in the Predecessor period, which were recorded in the Non-Operating segment.  These pre-tax restructuring and productivity initiatives were comprised of the following:

•
$274.5 million for the Successor period for severance and employee benefit costs relating to the reduction of corporate and field positions across the Company, including pension curtailment and special termination charges of $56.6 million (see Note 15).

•	$69.7 million for the Successor period associated with other implementation costs, primarily for professional fees, and contract and lease termination costs.

•
$66.2 million for the Successor period, and $6.0 million for the Predecessor period relating to non-cash asset write-downs and accelerated depreciation for the closure of corporate offices and a factory in China and the reduction of manufacturing capacity of a factory in the U.K, and the planned closure and consolidation of 3 factories in the U.S. and Canada.

Of the $410.4 million total pre-tax charges in the Successor period ended December 29, 2013, $168.7 million was recorded in Cost of products sold and $241.7 million in Selling, general and administrative expenses ("SG&A").
The Company does not include productivity charges in the results of its reportable segments. The pre-tax impact of allocating such charges to segment results would have been as follows:

	Successor		Predecessor
	December 30, 2013 - December 28, 2014	February 8 - December 29, 2013	April 29 - June 7, 2013
	(In millions)
North America	$178.4	$172.3	$—
Europe	194.7	126.2	3.6
Asia/Pacific	39.0	27.1	2.4
Latin America	15.5	17.9	—
RIMEA	4.4	4.0	—
Non-Operating	3.4	62.9	—
Total productivity charges	$435.4	$410.4	$6.0
Activity in other accrued liability balances for restructuring and productivity charges incurred by the Successor were as follows:

	Severance and other severance related costs (a)	Other exit costs (b)	Total
	(In millions)
Accrual balance at December 29, 2013	$66.3	$41.6	$107.9
2014 Restructuring and productivity initiatives	175.4	56.3	231.7
Cash payments	(188.5)	(72.6)	(261.1)
Accrual balance at December 28, 2014	$53.2	$25.3	$78.5

(a) The accrual balance for severance and other severance related costs at December 29, 2013 shown in the above table has been revised to correct the prior period disclosure, decreasing the balance by $27.0 million.  The revision impacted only the disclosed amount and had no impact on the Company's consolidated financial statements.
(b) Other exit costs primarily represent professional fees, and contract and lease termination costs.

The majority of the amount included in accrual balance at December 28, 2014 is expected to be paid in 2015.

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Fiscal 2012

On May 26, 2011, the Company announced that it would invest in productivity initiatives during Fiscal 2012 designed to increase manufacturing effectiveness and efficiency as well as accelerate overall productivity on a global scale. The Company recorded costs related to these productivity initiatives of $205.4 million pre-tax ($144.0 million after-tax) during Fiscal 2012, all of which were reported in the Non-Operating segment. These pre-tax costs were comprised of the following:

•	$50.9 million relating to asset write-downs and accelerated depreciation for the closure of six factories, including two in Europe, three in the U.S. and one in Asia/Pacific,

•	$81.7 million for severance and employee benefit costs relating to the reduction of the global workforce by approximately 1,400 positions, and

•
$72.8 million associated with other implementation costs, primarily for professional fees, contract termination and relocation costs for the establishment of the European supply chain hub and to improve global manufacturing efficiencies.

Of the $205.4 million total pre-tax charges in Fiscal 2012, $129.9 million was recorded in cost of products sold and $75.5 million in SG&A. In addition, after-tax charges of $18.9 million were recorded in losses from discontinued operations for Fiscal 2012, for severance and employee benefit costs relating to workforce reductions by approximately 1,500 positions and the closure of two factories.

The Company does not include productivity charges in the results of its reportable segments. The pre-tax impact of allocating such charges to segment results would have been as follows:

Fiscal 2012
(In millions)
North America	$78.4
Europe	59.1
Asia/Pacific	65.6
Latin America	3.3
RIMEA	(1.6)
Non-Operating	0.6
Total productivity charges	$205.4
(Totals may not add due to rounding)

There were no charges for productivity initiatives in Fiscal 2013. The amount included in other accrued liabilities related to productivity initiatives totaled $54.6 million at April 29, 2012, all of which was paid in cash during Fiscal 2013.

9.    Goodwill and Other Intangible Assets
The Company has restated the goodwill and other intangible asset data for the prior periods to reflect the new reportable segments as disclosed in Note 6.
Changes in the carrying amount of goodwill for the fiscal year ended April 28, 2013, the Predecessor period April 29, 2013 to June 7, 2013, the Successor period from February 8, 2013 to December 29, 2013, and the year ended December 28, 2014, by reportable segment, are as follows:

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	North America	Europe	Asia/ Pacific	Latin America	RIMEA	Total
	(In thousands)
Predecessor
Balance at April 29, 2012	$1,364,749	$1,126,063	$395,199	$272,342	$27,174	$3,185,527
Disposals	(899)	—	—	—	(527)	(1,426)
Impairment loss	—	—	(36,000)	—	—	(36,000)
Goodwill allocated to discontinued operations	—	—	(4,952)	—	—	(4,952)
Translation adjustments	(5,148)	(37,872)	5,595	(23,820)	(2,654)	(63,899)
Balance at April 28, 2013	1,358,702	1,088,191	359,842	248,522	23,993	3,079,250
Translation adjustments	(409)	10,438	(16,523)	(15,382)	(1,193)	(23,069)
Balance at June 7, 2013	$1,358,293	$1,098,629	$343,319	$233,140	$22,800	$3,056,181

Successor
Balance at February 8, 2013	$—	$—	$—	$—	$—	$—
Merger (see Note 4)	10,085,159	3,620,020	1,329,120	240,135	263,415	15,537,849
Purchase accounting adjustment	(178,605)	(106,437)	(247,248)	(14,513)	25,761	(521,042)
Translation adjustments	(52,976)	191,075	(54,893)	(14,706)	(15,245)	53,255
Balance at December 29, 2013	9,853,578	3,704,658	1,026,979	210,916	273,931	15,070,062
Purchase accounting adjustments	341,214	(32,083)	46,293	15,288	(96,029)	274,683
Translation adjustments	(92,792)	(219,059)	(39,730)	(28,127)	(6,472)	(386,180)
Balance at December 28, 2014	$10,102,000	$3,453,516	$1,033,542	$198,077	$171,430	$14,958,565

In the fourth quarter of 2014 the purchase price allocation was updated to correct the long term deferred tax asset balance associated with the difference between book and tax goodwill. See Note 4. This correction has been reflected as an increase of $24.8 million in purchase accounting adjustments for the Europe segment in the above table . This adjustment did not have a significant impact on the Company's previously reported consolidated financial statements and, therefore, the Company has not retrospectively adjusted those financial statements.
The Company is required to perform an impairment assessment for goodwill and other indefinite-lived intangible assets within one year of their acquisition date (June 7, 2013). As such, the Company performed an impairment assessment of goodwill and other indefinite-lived intangible assets as of the first day of the second quarter of 2014. As a result, the Company took a non-cash impairment charge of $62 million classified as costs of products sold in the second quarter of 2014, on its indefinite lived trademarks and other indefinite-lived intangible assets, primarily in its North American frozen meals and snacks business due to continued category softness driving lower than anticipated sales. There was no impairment of goodwill as a result of this assessment, and there are no accumulated impairment losses to goodwill as of December 28, 2014..
In addition, in the fourth quarter of 2014, the Company took a non-cash interim impairment charge of $160 million on its indefinite-lived licenses and indefinite-lived trademarks, which was classified as cost of products sold. This impairment was primarily related to the Company's North American frozen meals and snacks brands, which had weaker than anticipated sales due to continued category softness.
Because the indefinite-lived intangible assets were adjusted to their estimated fair values in connection with the Merger, and because certain trademarks and other intangible assets have subsequently been written down because they were partially impaired (as discussed above), there is not a significant excess of fair value over the carrying values as of December 28, 2014. If current expectations of future growth rates are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then one or more trademarks might become impaired in the future.
In the first quarter of the transition period, the Company recorded goodwill of $15.54 billion in connection with the Merger based on a preliminary purchase price allocation. Subsequent to this initial allocation, the Company revised its fair value estimates and related tax effects. See Note 4 for further details. The final purchase price allocation resulted in goodwill of $15.29 billion.
As a result of classifying the LongFong business as held for sale in Fiscal 2013, the Company took a non-cash impairment charge of $36.0 million to goodwill based on the fair value of the business based on the anticipated sale. During the second quarter

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

of Fiscal 2013, the Company changed its annual goodwill impairment testing date from the fourth quarter to the third quarter of each year. As such, the Company completed its annual impairment assessment of goodwill during the third quarter of Fiscal 2013. No additional impairments were identified during the Company's annual assessment of goodwill. Total goodwill accumulated impairment losses for the Company since Fiscal 2003 were $120.6 million consisting of $54.5 million for Europe, $38.7 million for Asia/Pacific, $16.6 million for Latin America and $10.8 million for RIMEA as of April 28, 2013. Total goodwill accumulated impairment losses for the Company since Fiscal 2003 were $84.7 million consisting of $54.5 million for Europe, $2.7 million for Asia/Pacific, $16.6 million for Latin America and $10.8 million for RIMEA as of April 29, 2012.
Customer-related and other intangible assets at December 28, 2014, December 29, 2013, and April 28, 2013, subject to amortization expense, are as follows:

	Successor						Predecessor
	December 28, 2014			December 29, 2013			April 28, 2013
	Gross	Accum Amort	Net	Gross	Accum Amort	Net	Gross	Accum Amort	Net
	(In thousands)
Licenses	$118,275	$(30,914)	$87,361	$119,714	$(10,030)	$109,684	$208,186	$(169,666)	$38,520
Customer-related assets	1,315,065	(99,400)	1,215,665	1,375,876	(35,773)	1,340,103	209,428	(77,310)	132,118
Other	15,373	(1,841)	13,532	24,665	(1,118)	23,547	419,642	(156,032)	263,610
	$1,448,713	$(132,155)	$1,316,558	$1,520,255	$(46,921)	$1,473,334	$837,256	$(403,008)	$434,248
Amortization expense for customer-related and other intangible assets was $92.6 million, $46.9 million, $3.2 million, $30.9 million, and $31.8 million for the year ended December 28, 2014, the Successor period February 8, 2013 to December 29, 2013, the Predecessor period April 29, 2013 to June 7, 2013, and the fiscal years ended April 28, 2013 and April 29, 2012, respectively. The remaining reduction in net customer-related and other intangible asset balances from December 29, 2013 to December 28, 2014 is related to foreign currency translation adjustments. Based upon the amortizable intangible assets recorded on the balance sheet as of December 28, 2014, average annual amortization expense for each of the next five fiscal years is estimated to be approximately $78 million.
Intangible assets not subject to amortization at December 28, 2014 totaled $11.9 billion and consisted of $11.5 billion of trademarks, $371.0 million of licenses, and $45.0 million of other intangible assets. Intangible assets not subject to amortization at December 29, 2013 totaled $13.0 billion and consisted of $12.1 billion of trademarks, $839.9 million of licenses, and $45.6 million of other intangible assets. Intangible assets not subject to amortization at April 28, 2013 totaled $981.3 million and consisted of $846.9 million of trademarks, $115.0 million of recipes/processes, and $19.4 million of licenses. The decrease in intangible assets not subject to amortization since December 29, 2013 is primarily due to final purchase accounting adjustments of $492.9 million, including $313.4 million to licenses, $179.5 million to trademarks, and $0.1 million to customer relationships, and the non-cash impairment noted above of $221 million, with foreign currency translation adjustments comprising the remaining movement.

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

10.	Income Taxes
The following table summarizes the provision/(benefit) for U.S. federal, state and foreign taxes on income from continuing operations.

	Successor		Predecessor
	December 28, 2014	February 8 - December 29, 2013	April 29 - June 7, 2013	April 28, 2013	April 29, 2012
	(52 Weeks)	(29 Weeks)	(6 Weeks)	(52 Weeks)	(52 1/2 Weeks)
	(In thousands)
Current:
U.S. federal	$104,746	$10,200	$55,197	$126,878	$112,064
State	12,227	1,798	8,409	14,622	12,326
Foreign	187,867	54,382	17,983	187,363	216,076
	304,840	66,380	81,589	328,863	340,466
Deferred:
U.S. federal	(158,832)	(124,798)	(13,346)	(13,589)	(16,884)
State	(14,691)	4,755	(469)	894	4,124
Foreign	(749)	(177,960)	(6,677)	(74,570)	(82,740)
	(174,272)	(298,003)	(20,492)	(87,265)	(95,500)
Provision for income taxes	$130,568	$(231,623)	$61,097	$241,598	$244,966
Tax benefits related to stock options and other equity instruments recorded directly to additional capital totaled $47 million in the Predecessor period from April 29, 2013 to June 7, 2013, $20.8 million in Fiscal 2013, and $16.8 million in Fiscal 2012. There were no such tax benefits related to stock options and other equity instruments in the Successor period from February 8, 2013 to December 29, 2013 and in the period ended December 28, 2014.
The components of income (loss) from continuing operations before income taxes consist of the following:

	Successor		Predecessor
	December 28, 2014	February 8 - December 29, 2013	April 29 - June 7, 2013	April 28, 2013	April 29, 2012
	(52 Weeks)	(29 Weeks)	(6 Weeks)	(52 Weeks)	(52 1/2 Weeks)
	(In thousands)
Domestic	$(206,848)	$(290,579)	$(191,629)	$378,283	$315,741
Foreign	1,009,804	(7,126)	61,302	965,360	920,348
Income (loss) from continuing operations	$802,956	$(297,705)	$(130,327)	$1,343,643	$1,236,089

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The differences between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate on continuing operations are as follows:

	Successor		Predecessor
	December 28, 2014	February 8 - December 29, 2013	April 29 - June 7, 2013	April 28, 2013	April 29, 2012
	(52 Weeks)	(29 Weeks)	(6 Weeks)	(52 Weeks)	(52 1/2 Weeks)
U.S. federal statutory tax rate	35.0%	35.0%	35.0%	35.0%	35.0%
Tax on income of foreign subsidiaries	(8.3)	2.0	4.3	(4.8)	(5.6)
Changes in valuation allowances	(1.3)	(2.7)	1.6	0.9	1.5
State income taxes	(0.9)	(4.3)	(0.5)	0.3	0.8
Nondeductible deal costs	—	(2.0)	(18.8)	—	—
Earnings repatriation	8.0	(1.0)	(77.2)	0.9	2.0
Tax exempt income	(15.1)	13.3	9.7	(6.6)	(7.3)
Effects of revaluation of tax basis of foreign assets	—	—	0.4	(6.2)	(3.2)
Reduction of manufacturing deduction for loss carryback	—	(3.7)	—	—	—
Deferred tax effect of foreign statutory tax rate changes	(0.8)	35.9	0.3	(0.7)	(1.1)
Audit settlements and changes in uncertain tax positions	2.2	(0.4)	(3.6)	(0.3)	(2.0)
Venezuela inflation adjustment	(3.1)	4.9	1.7	(0.7)	(0.6)
Other	0.6	0.8	0.2	0.2	0.3
Effective tax rate	16.3%	77.8%	(46.9)%	18.0%	19.8%

The effective tax rate for the year ended December 28, 2014 benefited from a favorable jurisdictional income mix which primarily resulted from restructuring and impairment costs recorded in the U.S. Additionally, much of the Company’s nontaxable income amounts were not affected by the reduction to net profit before tax caused by the restructuring and impairment costs and therefore these nontaxable amounts had a proportionally higher beneficial effect upon the effective tax rate in 2014 versus prior periods.

The high beneficial effective tax rate on pre-tax losses in the December 29, 2013 Successor period resulted primarily from benefits related to a statutory tax rate reduction in the United Kingdom and a favorable jurisdictional mix. The negative effective tax rate in the June 7, 2013 Predecessor period was principally caused by tax expense provided in the period for the effect of repatriation costs for earnings of foreign subsidiaries distributed during the period along with the effect of nondeductible Merger related costs.

The decrease in the effective tax rate in Fiscal 2013 compared to Fiscal 2012 is primarily the result of increased benefits from the revaluation of the tax basis of certain foreign assets, and reduced charges for the repatriation of current year foreign earnings. These amounts were partially offset by lower Fiscal 2013 benefits from tax exempt income and tax on income of foreign subsidiaries. The Fiscal 2012 tax provision also included a benefit from the resolution of a foreign tax case. Both Fiscal 2013 and Fiscal 2012 included a benefit of approximately $15 million from the reversal of an uncertain tax position liability due to the expiration of the statute of limitations in a foreign tax jurisdiction as well as benefits in each year related to 200 basis point statutory tax rate reductions in the United Kingdom. The decrease in the effective tax rate in Fiscal 2012 compared to Fiscal 2011 was primarily the result of increased benefits from the revaluation of the tax basis of foreign assets, the reversal of an uncertain tax position liability due to the expiration of the statute of limitations in a foreign jurisdiction, the beneficial resolution of a foreign tax case, and lower tax on the income of foreign subsidiaries primarily resulting from a statutory tax rate reduction in the U.K. These benefits were partially offset by changes in valuation allowances.

The tax benefit in the December 29, 2013 Successor period included a benefit of $106.7 million related to the impact on deferred taxes of a 300 basis point statutory tax rate reduction in the United Kingdom which was enacted during July 2013. The benefit of the statutory tax rate reduction in the United Kingdom was significantly increased as compared to the impact of the prior year United Kingdom rate reductions due to the increase in deferred tax liabilities recorded in purchase accounting for the Merger.

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

During Fiscal 2013, the Company completed a tax-free reorganization in a foreign jurisdiction which resulted in an increase in the tax basis of both fixed and intangible assets. The increased tax basis resulted in a $63.0 million tax benefit in Fiscal 2013 and is expected to provide cash flow benefits of approximately $91 million over the following 10 years as a result of the tax deductions of the assets over their amortization periods.
During Fiscal 2013, a foreign subsidiary of the Company exercised a tax option under local law to revalue certain of its intangible assets, increasing the local tax basis by $82.1 million. This revaluation resulted in a reduction of tax expense in Fiscal 2013 of $12.9 million, reflecting the deferred tax benefit from the higher tax basis partially offset by the tax liability arising from this revaluation of $13.1 million.
During Fiscal 2012, a foreign subsidiary of the Company exercised a tax option under local law to revalue certain of its intangible assets, increasing the local tax basis by approximately $220.2 million. This revaluation resulted in a reduction in Fiscal 2012 tax expense of $34.9 million reflecting the deferred tax benefit from the higher tax basis partially offset by the current tax liability arising from this revaluation of $34.8 million.
The tax benefit from the higher basis amortization of both revaluations above will result in a reduction in cash taxes over the 20 year tax amortization period of approximately $95 million. Also, as a result of these taxable revaluations, the subsidiary made tax payments of $4.4 million, $15.7 million, $17.9 million and $10.4 million during Calendar 2014, the December 29, 2013 Successor period, Fiscal 2013 and Fiscal 2012, respectively.
The following table and note summarize deferred tax (assets) and deferred tax liabilities as of December 28, 2014, December 29, 2013, and April 28, 2013.

	Successor		Predecessor
	December 28, 2014	December 29, 2013	April 28, 2013
	(In thousands)
Depreciation/amortization	$685,721	$775,441	$394,361
Benefit plans	109,269	81,213	41,354
Deferred income	217,447	259,238	95,911
Financing costs	—	—	117,161
Indefinite lived intangible assets	3,492,553	3,691,087	438,647
Unremitted earnings of foreign subsidiaries	41,662	344,883	1,571
Other	53,809	57,973	46,510
Deferred tax liabilities	4,600,461	5,209,835	1,135,515
Operating loss carryforwards/carrybacks	(109,898)	(365,595)	(90,790)
Benefit plans	(144,805)	(87,157)	(211,658)
Depreciation/amortization	(403,713)	(358,098)	(158,194)
Tax credit carryforwards	(35,897)	(71,369)	(111,431)
Deferred income	(15,063)	(93,244)	(18,596)
Other	(149,103)	(129,670)	(97,894)
Deferred tax assets	(858,479)	(1,105,133)	(688,563)
Valuation allowance	64,018	78,205	46,069
Net deferred tax liabilities	$3,806,000	$4,182,907	$493,021
The table above excludes foreign deferred tax assets of $55.1 million, deferred tax liabilities of $5.2 million and a valuation allowance of $54.3 million related to a business classified as held for sale as of April 28, 2013 which was subsequently sold.
The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company would adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.
The resolution of tax reserves and changes in valuation allowances could be material to the Company’s results of operations for any period, but is not expected to be material to the Company’s financial position.

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

At December 28, 2014, foreign operating loss carryforwards totaled $321.2 million. Of that amount, $93.2 million expire between 2015 and 2034; the other $228.0 million do not expire. Deferred tax assets of $1.4 million have been recorded for U.S. foreign tax credit carryforwards. These credit carryforwards expire between 2022 and 2024. Deferred tax assets of $22.2 million have been recorded for state operating loss carryforwards. These losses expire between 2015 and 2034. Additionally, the Company has incurred losses in a foreign jurisdiction where the realization of a tax benefit is considered remote and, as a result, the Company has no deferred tax asset recognized for such losses.

The net change in the 2014 valuation allowance shown above is a decrease of $14.2 million. The decrease was primarily due to utilization in the current period of foreign net operating losses that were previously not anticipated to be utilized due to a history of cumulative losses. The net change in the December 29, 2013 Successor period valuation allowance shown above is an increase of $32.1 million. The increase was primarily due to the recording of additional valuation allowance for foreign and state operating loss carryforwards that are not expected to be utilized. The net change in the Fiscal 2013 valuation allowance in comparison to Fiscal 2012 is a decrease of $44.5 million. The decrease was primarily due to the classification of a foreign business as held for sale.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Successor		Predecessor
	December 28, 2014	February 8 - December 29, 2013	April 29 - June 7, 2013	April 28, 2013	April 29, 2012
	(In millions)
Balance at the beginning of the period	$53.1	$50.7	$45.4	$52.7	$70.7
Increases for tax positions of prior years	5.2	0.5	5.8	1.9	5.2
Decreases for tax positions of prior years	(5.4)	(6.9)	(0.9)	(8.6)	(18.0)
Increases based on tax positions related to the current year	21.2	4.6	1.7	13.9	3.7
Increases due to business combinations	—	4.4	—	—	—
Decreases due to settlements with taxing authorities	(0.5)	—	—	(4.1)	(2.2)
Decreases due to lapse of statute of limitations	(2.2)	(0.2)	(1.3)	(10.4)	(6.7)
Balance at the end of the period	$71.4	$53.1	$50.7	$45.4	$52.7
The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $57.8 million, $44.9 million, and $38.3 million, on December 28, 2014, December 29, 2013, and April 28, 2013, respectively.
The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amount of net interest and penalty included in the provision for income taxes for the year ended December 28, 2014 was an expense of $2.7 million and income of $0.1 million, respectively. For the Successor period from February 8, 2013 to December 29, 2013, the total amount of net interest and penalty expense included in the provision for income taxes was an expense of $1.4 million and $0.1 million, respectively. For the Predecessor period April 29, 2013 to June 7, 2013, the total amount of net interest and penalty expense included in the provision for income taxes was an expense of $1.8 million and $0.2 million, respectively. For Fiscal 2013, the total amount of net interest and penalty expense included in the provision for income taxes was a benefit of $4.2 million and $6.3 million, respectively. For Fiscal 2012, the total amount of net interest and penalty expense included in the provision for income taxes was a benefit of $9.5 million and $4.7 million, respectively. The total amount of interest and penalties accrued as of December 28, 2014 was $12.9 million and $7.6 million, respectively. The total amount of interest and penalties accrued as of December 29, 2013 was $10.7 million and $8.5 million, respectively. The corresponding amounts of interest and penalties accrued as of April 28, 2013 were $8.5 million and $6.9 million, respectively.
It is reasonably possible that the amount of unrecognized tax benefits will decrease by as much as $25.3 million in the next 12 months primarily due to the expiration of statutes in various foreign jurisdictions along with the progression of federal, state and foreign audits in process.
The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in various locations and the applicable tax rates. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, Italy, the Netherlands, the United Kingdom and the United States. The Company has substantially concluded all national income tax matters for years through Fiscal 2012 for the Netherlands and the United Kingdom, through Fiscal 2011 for the U.S., through Fiscal 2010 for Australia and Italy, and through Fiscal 2009 for Canada.

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Undistributed earnings of foreign subsidiaries considered to be indefinitely reinvested or which may be remitted tax free in certain situations, amounted to approximately $4.2 billion at December 28, 2014. The Company has not determined the deferred tax liability associated with these undistributed earnings, as such determination is not practicable. Prior to the Merger, our intent was to reinvest the accumulated earnings of our foreign subsidiaries in our international operations, except where remittance could be made tax free in certain situations, and our plans did not demonstrate a need to repatriate them to fund our cash requirements in the U.S. and, accordingly, a liability for the related deferred income taxes was not reflected in the Company's financial statements as of April 28, 2013. While we continue to expect to reinvest a substantial portion of the prior and future earnings of our foreign subsidiaries in our international operations, as of the Acquisition date we determined that a portion of our accumulated unremitted foreign earnings were likely to be needed to meet U.S. cash needs principally due to the increased financing costs arising with the Acquisition. For the portion of unremitted foreign earnings determined not to be permanently reinvested, a deferred tax liability was recorded. The Company repatriated the majority of the accumulated unremitted earnings which were no longer permanently reinvested during 2014 resulting in the utilization of the majority of its U.S. foreign tax credit carryforwards. For the portion of the undistributed earnings of certain of the subsidiaries which are currently not considered to be permanently reinvested, deferred taxes of $42 million have been provided as of December 28, 2014.

11.    Debt and Financing Arrangements
Short-term debt consisted of bank debt and other borrowings of $58.6 million, $143.7 million, and $1.14 billion as of December 28, 2014, December 29, 2013, and April 28, 2013, respectively. The weighted average interest rate was 7.5%, 2.1% and 1.4% and for the year ended December 28, 2014, December 29, 2013 and April 28, 2013, respectively. See below for further discussion of a short-term credit agreement entered into in April 2013.

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Long-term debt was comprised of the following as of December 28, 2014, December 29, 2013 and April 28, 2013:

	Successor		Predecessor
	December 28, 2014	December 29, 2013	April 28, 2013
	(In thousands)
$2.95 billion Term B-1 Loan	2,769,422	2,929,213	—
$6.55 billion Term B-2 Loan	5,588,113	6,518,524	—
$3.10 billion 4.25% Second Lien Senior Secured Notes due 2020	3,100,000	3,100,000	—
Other U.S. Dollar Debt due May 2013 — November 2034 (0.94%—7.96%)	9,808	10,774	25,688
Other Non-U.S. Dollar Debt due May 2013 — May 2023 (3.50%—11.00%)	53,005	70,411	56,293
5.35% U.S. Dollar Notes due July 2013	—	—	499,993
8.0% Heinz Finance Preferred Stock due July 2013	—	—	350,000
Japanese Yen Credit Agreement due December 2013 (variable rate)	—	—	163,182
U.S. Dollar Private Placement Notes due May 2014 — May 2021 (2.11% - 4.23%)	—	—	500,000
Japanese Yen Credit Agreement due October 2015 (variable rate)	—	—	152,983
U.S. Dollar Private Placement Notes due July 2016 — July 2018 (2.86% - 3.55%)	—	—	100,000
2.00% U.S. Dollar Notes due September 2016	58,308	58,308	299,933
1.50% U.S. Dollar Notes due March 2017	17,742	17,743	299,648
U.S. Dollar Remarketable Securities due December 2020	—	—	119,000
3.125% U.S. Dollar Notes due September 2021	34,433	34,433	395,772
2.85% U.S. Dollar Notes due March 2022	5,599	5,599	299,565
$235 million 6.375% U.S. Dollar Debentures due July 2028	256,511	258,075	231,396
£125 million 6.25% British Pound Notes due February 2030	205,513	218,507	192,376
$437 million 6.75% U.S. Dollar Notes due March 2032	474,726	476,943	435,185
$931 million 7.125% U.S. Dollar Notes due August 2039	1,023,133	1,026,881	628,082
	13,596,313	14,725,411	4,749,096
Hedge Accounting Adjustments (See Note 16)	—	—	122,455
Less portion due within one year	(11,326)	(107,765)	(1,023,212)
Total long-term debt	$13,584,987	$14,617,646	$3,848,339
Weighted-average interest rate on long-term debt, including the impact of applicable interest rate swaps	4.02%	4.01%	4.07%
Senior Credit Facilities
The Senior Credit Facilities are with a syndicate of banks and other financial institutions and provides financing of up to $9.5 billion and consisted of (i)(a) term B-1 loans in an aggregate principal amount of $2.95 billion (the “B-1 Loans”) and (b) term B-2 loans in aggregate principal amount of $6.55 billion (the “B-2 Loans”) in each case under the new senior secured term loan facilities (the “Term Loan Facilities”) and (ii) revolving loans of up to $2.0 billion (including revolving loans, swingline loans and letters of credit), a portion of which may be denominated in Euro, Sterling, Australian Dollars, Japanese Yen or New Zealand Dollars, under the new senior secured revolving loan facilities (the “Revolving Credit Facilities” and, together with the Term Loan Facilities, the "Senior Credit Facilities"). Concurrently with the consummation of the Merger, the full amount of the term loan was drawn, and no revolving loans were drawn. During the fourth quarter of 2014, the Company repaid $132.75 million of the B-1 Loans and $867.25 million of the B-2 Loans outstanding. In addition, in the first quarter of 2015, the Company issued $2.0 billion in aggregate principal amount of 4.875% Second Lien Senior Secured Notes due 2025. The net proceeds from this offering were used to repay $650.2 million of the B-1 Loans and $1,309.8 million of the B-2 Loans outstanding.

Borrowings under the Term Loan Facilities have tranches of 6 and 7 year maturities and fluctuating interest rates based on, at the Company's election, base rate or LIBOR plus a spread on each of the tranches, with respective spreads ranging from 125-150 basis points for base rate loans with a 2% base rate floor and 225-250 basis points for LIBOR loans with a 1% LIBOR floor. Loans under the revolving credit facilities have 5 year maturities and a fluctuating interest rate based on, at the Company's election, base

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

rate or LIBOR, with respective spreads ranging from 50-100 basis points for base rate loans and 150-200 basis points for LIBOR loans, on which nothing is currently drawn.

The obligations of the Company under the Senior Credit Facilities are guaranteed by Holdings and each direct and indirect, existing and future, domestic material wholly-owned restricted subsidiary of the Company. The Senior Credit Facilities and any swap agreements and cash management arrangements provided by any party to the Senior Credit Facilities or any of its affiliates are expected to be secured on a first priority basis by a perfected security interest in substantially all of the Company's and each guarantor's tangible and intangible assets (subject to certain exceptions), including U.S. registered intellectual property, owned real property above a value to be agreed and all of the capital stock of the borrower and all capital stock directly held by the borrower or any subsidiary guarantor of each of its wholly-owned material restricted subsidiaries (limited to 65% of the capital stock of foreign subsidiaries).

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

In addition, under the Revolving Credit Facilities, the Company is required to comply with a specified first lien senior secured leverage ratio to the extent any loans are outstanding under the New Revolving Credit Facility or Letters of Credit issued and outstanding thereunder exceed $50 million as of the end of any fiscal quarter. The Senior Credit Facilities also contains certain customary representations and warranties, affirmative covenants and events of default. As of December 28, 2014, the Company is in compliance with these credit facility covenants.

4.25% Second Lien Senior Secured Notes ("Exchange Notes")
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

On June 7, 2013, the Company, certain of its direct and indirect wholly owned domestic subsidiaries (the “Guarantors”), the Trustee and the Collateral Agent entered into a supplemental indenture (the “Supplemental Indenture”) to the Indenture pursuant to which the Company assumed all of the obligations of Merger Subsidiary as issuer of the Exchange Notes. Also on June 7, 2013, in connection with the Merger, we executed a Joinder Agreement (the “Purchase Agreement Joinder”) to the Purchase Agreement, dated March 22, 2013 (the “Purchase Agreement”), among Merger Subsidiary, Parent and the several initial purchasers named in the schedule thereto (the “Initial Purchasers”), relating to the issuance and sale by Merger Subsidiary to the Initial Purchasers of $3.1 billion in aggregate principal amount of the Exchange Notes, pursuant to which the H. J. Heinz Company and certain of its subsidiaries became parties to the Purchase Agreement.

Interest on the Exchange Notes accrues at the rate of 4.25% per annum and is payable, in cash, semi-annually in arrears on each date April 15 and October 15, beginning on October 15, 2013, to holders at the close of business on April 1 and October 1 immediately preceding the applicable interest payment date. Interest on the Exchange Notes accrues from and includes the most recent date to which interest has been paid or, if no interest has been paid, from and including the date of issuance. Interest is computed on the basis of a 360-day year consisting of twelve 30-day months. Each interest period will end on (but not include) the relevant interest payment date.

The Exchange Notes are jointly and severally, unconditionally guaranteed on a senior secured basis, by Holdings and each direct and indirect, existing and future, domestic material 100% owned restricted subsidiary that guarantee our obligations under the Senior Credit Facilities.

The Indenture (as supplemented by the Supplemental Indenture) limits the ability of the Company and its restricted subsidiaries to incur additional indebtedness or guarantee indebtedness; create liens or use assets as security in other transactions; declare or pay dividends, redeem stock or make other distributions to stockholders; make investments; merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets; enter into transactions with affiliates; sell or transfer certain assets; and agree to

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

certain restrictions on the ability of restricted subsidiaries to make payments to us. We are in compliance with these covenants as of December 28, 2014.

The Exchange Notes can be redeemed at any time prior to April 15, 2015 by paying a make-whole premium, plus accrued and unpaid interest to the redemption date. We may redeem all or part of the Exchange Notes at any time after April 15, 2015 at the following percentages: 2015: 102.125%, 2016: 101.0625%, 2017 and thereafter: 100%. In addition, at any time prior to April 15, 2015, we may redeem up to 40% of the aggregate principal amount of the Exchange Notes at a redemption price equal to 104.25% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds from certain equity offerings.

If the Company experiences a change of control, the holders of the Exchange Notes have the right to require the Company to offer to repurchase the Exchange Notes at a purchase price equal to 101% of their aggregate principal amount plus accrued and unpaid interest and additional amounts, if any, to the date of such repurchase.

The Company was required to cause an exchange offer registration statement for the Exchange Notes to be declared effective by the SEC under the Securities Act and to consummate the exchange offer not later than 365 days after the Merger closing date. The Company filed a Registration Statement for such an exchange offer on such Exchange Notes which became effective on May 7, 2014. See Note 22 for more details.

Financing implications of the acquisition on our existing debt
A substantial portion of the Company's indebtedness was subject to acceleration upon a change of control or required the Company to offer holders the option to repurchase such indebtedness from such holders (assuming such change of control triggered certain downgrades in the ratings of the Company's debt).  On June 7, 2013 certain outstanding indebtedness of the Company that were not subject to acceleration upon a change of control and that either did not contain change of control repurchase obligations or the holders did not elect to have such indebtedness repurchased in a change of control offer remain outstanding.
On March 13, 2013, the Company launched a successful consent solicitation relating to the 7.125% Notes due 2039 seeking a waiver of the change of control provisions as applicable to the Merger Agreement and as a result those notes remain outstanding as of December 28, 2014.
Debt issuance costs
As of December 28, 2014, unamortized debt issuance costs related to new borrowings under our current Senior Credit Facilities and the Exchange Notes were $320.8 million, collectively. Amortization of debt issuance costs recorded were $48.8 million for the period ending December 28, 2014, $29.1 million for the period February 8, 2013 to December 29, 2013, and $0.9 million for the Predecessor period. These costs are amortized on a straight-line basis or using the effective interest method, as appropriate, over the respective term of debt to which they specifically relate. During the fourth quarter of 2014, the Company wrote off $15.0 million of deferred debt issuance costs as a result of the repayment of the B-1 Loans and the B-2 Loans.

Total long term debt matures as follows:

	2015	2016	2017	2018	2019	There After	Total

Maturity /Retirements	$11,326	$82,208	$31,745	$4,361	$2,773,539	$10,693,134	$13,596,313
Other information
During the first quarter of Fiscal 2013, the Company terminated its variable rate three year 15 billion Japanese yen denominated credit agreement that was due October 2012, and settled the associated swap, which had an immaterial impact to the Company's consolidated statement of income. In addition, the Company entered into a new variable rate three year 15 billion Japanese yen denominated credit agreement. The proceeds were swapped to $188.5 million U.S. dollars and the interest rate was fixed at 2.22%. This credit agreement was terminated in the Predecessor period April 29, 2013 to June 7, 2013.
At April 28, 2013, the Company had a $1.5 billion credit agreement which expires in June 2016. This credit agreement supported the Company's commercial paper borrowings. In April 2013, the Company entered into a new $1.5 billion 1.28% credit agreement under which it borrowed $1.1 billion primarily to pay off all of the outstanding commercial paper. Both credit agreements

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

were terminated on June 7, 2013 in conjunction with the closing of the Merger Agreement. The Company has $155.6 million of foreign lines of credit available at December 28, 2014.
Certain of the Company's debt agreements contain customary covenants, including a leverage ratio covenant. The Company was in compliance with all of its covenants as of December 28, 2014, December 29, 2013 and April 28, 2013.
During the third quarter of Fiscal 2012, the Company remarketed the remaining $119 million remarketable securities at a rate of 6.049%. On the same date, the Company entered into a total rate of return swap with a notional amount of $119 million as an economic hedge to reduce the interest cost related to these remarketable securities. See Note 16 for further details. As a result of the Merger, the remarketable securities were repaid and the associated total rate of return swap was terminated.
Financing Arrangements
On May 28, 2014, the Company entered into an amendment of the $175 million U.S. accounts receivable securitization program that extended the term until May 27, 2015. As a result of the amendment, the limit has been reduced to $150 million and the Company now accounts for transfers of receivables pursuant to this program as a sale and removes them from the consolidated balance sheet. For the sale of receivables under the program, the Company receives cash consideration of up to $150 million and a receivable for the remainder of the purchase price (the "Deferred Purchase Price"). Prior to this amendment and subsequent to a May 31, 2013 amendment, the Company accounted for transfers of receivables pursuant to this program as secured borrowings, and the receivables sold pursuant to this program were included on the balance sheet as trade receivables, along with the Deferred Purchase price. The amount of trade receivables included on the balance sheet at December 29, 2013 which were acting as collateral for these borrowings was $140 million.
On August 29, 2014, the Company entered into a new $70 million Australian dollar and $50 million New Zealand dollar accounts receivable factoring program with a bank, replacing an existing arrangement with a different bank. These limits are net of the Deferred Purchase Price. This is a one year agreement that automatically continues after one year until either the Company or the bank decides to terminate it. The Company accounts for transfers of receivables pursuant to this program as a sale, and removes them from the consolidated balance sheet. For the sale of receivables under the program, the Company receives cash consideration of up to $70 million Australian dollars and $50 million New Zealand dollars and a receivable for the Deferred Purchase Price.
On December 18, 2014, the Company entered into a new €120 million European accounts receivable factoring program. The Company accounts for transfers of receivables pursuant to this program as a sale, and it removes them from the consolidated balance sheet. For the sale of receivables under the program, the Company receives cash consideration of up to ninety-five percent of €120 million facility and records a receivable from the bank (Deferred Purchase Price) for the remainder.
The cash consideration and carrying amount of receivables removed from the consolidated balance sheets in connection with the above programs were $284.2 million, $129.7 million and $401.4 million as of December 28, 2014, December 29, 2013 and April 28, 2013, respectively. The fair value of the Deferred Purchase Price was $160.8 million, $32.0 million and $83.6 million as of December 28, 2014, December 29, 2013 and April 28, 2013, respectively. The Deferred Purchase Price is included as a trade receivable on the consolidated balance sheets and has a carrying value which approximates fair value as of December 28, 2014, December 29, 2013 and April 28, 2013 due to the nature of the short-term underlying financial assets. The proceeds from these sales are recognized on the statements of cash flows as a component of operating activities. The Company acts as servicer for these arrangements. The Company has not recorded any servicing assets or liabilities as of December 28, 2014, December 29, 2013 and April 28, 2013 for these arrangements because the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements.

12.    Supplemental Cash Flows Information

	Successor		Predecessor
	December 28, 2014	February 8 - December 29, 2013	April 29 - June 7, 2013	April 28, 2013	April 29, 2012
	(52 Weeks)	(29 Weeks)	(6 Weeks)	(52 Weeks)	(52 1/2 Weeks)
	(In thousands)
Cash Paid During the Period For:
Interest	$620,061	$259,335	$42,376	$285,324	$277,954
Income taxes	$85,534	$131,213	$31,912	$327,046	$265,547

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

In addition, the Company acted as servicer of trade receivables which were sold to unrelated third parties without recourse as of December 28, 2014, December 29, 2013, and April 28, 2013. See Note 11 for more details.

13.    Employees' Stock Incentive Plans
On June 7, 2013, in accordance with the Merger, (i) each outstanding share of Company common stock (other than shares owned by the Company, Parent, Merger Sub or any other direct or indirect wholly owned subsidiary of Parent, and in each case not held on behalf of third parties) was canceled and automatically converted into the right to receive $72.50 in cash, without interest and less applicable withholding taxes thereon (the “Merger Consideration”), (ii) each outstanding stock option, whether vested or unvested, was canceled and automatically converted into the right to receive, with respect to each share subject to the option, the Merger Consideration less the exercise price per share, (iii) each outstanding Company phantom unit, whether vested or unvested, was canceled and automatically converted into the right to receive the Merger Consideration, and (iv) each outstanding Company restricted stock unit ("RSU") (other than retention restricted stock units), whether vested or unvested, was canceled and automatically converted into the right to receive, with respect to each share subject to the restricted stock unit, the Merger Consideration plus any accrued and unpaid dividend equivalents, except that payment in respect of Company restricted stock units that have been deferred will be made in accordance with the terms of the award and the applicable deferral election made by the holder. The expense from accelerated vesting of these stock-based awards totaling $24.3 million was recorded in Merger related costs in the accompanying statement of operations for the Predecessor period ended June 7, 2013.
At December 28, 2014 and December 29, 2013, the Company had no outstanding pre-Merger stock option awards, restricted stock units and restricted stock awards, other than the retention RSUs. Retention RSUs were not canceled in connection with the Merger, and remain subject to the vesting schedule pursuant to the existing terms of the applicable award agreements and the general timing of payment would be in accordance with such terms. Pursuant to the Merger Agreement, these equity awards have been converted into liability awards and for the vested portion of these awards the Company recorded an amount equal to the Merger consideration plus any accrued and unpaid dividend equivalents.
The compensation cost related to equity plans that were in place in the primarily recognized in SG&A and Merger related costs, and the related tax benefit, are as follows:

	Successor		Predecessor
	December 28, 2014	February 8 - December 29, 2013	April 29 - June 7, 2013	April 28, 2013	April 29, 2012
	(52 Weeks)	(29 Weeks)	(6 Weeks)	(52 Weeks)	(52 1/2 Weeks)
	(In millions)
Pre-tax compensation cost	$8.3	$1.4	$26.3	$33.7	$36.5
Tax benefit	2.9	0.5	8.0	10.8	12.0
After-tax compensation cost	$5.4	$0.9	$18.3	$22.9	$24.5

During Fiscals 2013 and 2012, the Company's plan from which it issued equity-based awards was the Fiscal Year 2003 Stock Incentive Plan (the “2003 Plan”), which was approved by shareholders on September 12, 2002. Pursuant to the 2003 Plan, the Management Development & Compensation Committee ("MD&CC") was authorized to grant a maximum of 9.4 million shares for issuance as restricted stock units or restricted stock. Any available shares may have been issued as stock options. The maximum number of shares that may have been granted under this plan was 18.9 million shares. Shares issued under these plans were sourced from available treasury shares. The 2003 Plan was originally scheduled to continue to be used until there were no more outstanding shares to award; however, the 2003 Plan was terminated as a result of the Merger.  Effective August 28, 2012, the MD&CC approved the 2013 Plan with a term of ten years.  The MD&CC was authorized to grant a maximum of 10 million shares for issuance as restricted stock units, restricted stock, or stock options; however, no shares were issued from this Plan.

Stock Options:
In October 2013, the Board adopted the H.J. Heinz Holding Corporation 2013 Omnibus Incentive Plan (the “2013 Omnibus Plan”) which authorizes the issuance of up to 39,600,000 shares of our Parent's capital stock. In 2013, Parent granted non-qualified stock options under the 2013 Omnibus Plan to select employees and Directors with a five-year cliff vesting provided the employee is continuously employed by Parent or one of its subsidiaries or affiliates. Share-based compensation expense of $8.3 million and $1.4 million associated with such grants is reflected in SG&A for the Successor periods ended December 28, 2014 and December 29, 2013, respectively.

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

In 2014, options were issued in conjunction with a Bonus Swap Program whereby participants could elect to use a portion of their calculated non-equity incentive compensation (after all required taxes and deductions) to purchase shares of Common Stock in Parent. Participants who elected to purchase such shares were granted matching stock options. In February 2014, Heinz Holding Corp issued 485,117 shares as part of the bonus swap program to eligible employees for which $4.9 million was recorded in Additional Paid in Capital. Of the matching stock options, 83,018 shares or $0.8 million was forfeited and Additional Paid in Capital was adjusted accordingly.
Prior to the Merger, stock options generally vested over a period of four years after the date of grant. Awards granted between Fiscal 2006 and Fiscal 2012 had a maximum term of seven years. Awards granted in Fiscal 2013 had a maximum term of ten years.
In accordance with their respective plans, stock option awards are forfeited if a holder voluntarily terminates employment prior to the vesting date. The Company estimates forfeitures based on an analysis of historical trends updated as discrete new information becomes available and are re-evaluated on an annual basis. Compensation cost in any period is at least equal to the grant-date fair value of the vested portion of an award on that date.
The weighted average assumptions used to estimate the fair values are as follows:

	Successor
	December 28, 2014	December 29, 2013
Exercise price	$10.00	$10.00
Risk-free interest rate	1.49%	1.41%
Expected term (in years)	5.0	5.0
Expected volatility	24.3%	24.3%
Expected forfeiture rate	5.0%	5.0%
Expected dividend yield	—%	—%

	Predecessor
	April 28, 2013	April 29, 2012
Dividend yield	3.7%	3.7%
Expected volatility	19.4%	20.9%
Expected term (years)	7.0	5.0
Risk-free interest rate	1.0%	1.0%

The expected volatility of the Company’s common stock at the date of grant in the Successor periods was estimated based on a review of the equity volatilities of publicly-traded peer companies . The risk-free interest rate is based on the U.S. Treasury (constant maturity) rate in effect at the date of grant for periods corresponding with the expected term of the options. All Predecessor equity awards were settled as part of the Merger, however, the expected volatility of the Company’s common stock at the date of grant in the Predecessor periods was estimated based on a historic daily volatility rate over a period equal to the average life of an option. The dividend yield assumption was based on the dividend payouts for the years ended April 28, 2013 and April 29, 2012. The weighted average expected life of options was based on consideration of historical exercise patterns adjusted for changes in the contractual term and exercise periods of awards.

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

A summary of the Company’s stock option activity and related information is as follows:

	Number of Options	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value
	(In thousands, except per share data)
Predecessor
Options outstanding at April 27, 2011	9,768	$42.38	$413,944
Options granted	1,649	52.19	86,068
Options exercised	(2,798)	37.99	(106,287)
Options cancelled/forfeited and returned to the plan	(11)	38.38	(435)
Options outstanding at April 29, 2012	8,608	45.69	393,290
Options granted	1,540	55.72	85,828
Options exercised	(3,504)	42.35	(148,376)
Options cancelled/forfeited and returned to the plan	(110)	50.67	(5,616)
Options outstanding at April 28, 2013	6,534	49.76	325,126
Options exercised - settled in shares	(25)	34.60	(850)
Options exercised - settled in cash	(6,509)	49.82	(324,276)
Options outstanding at June 7, 2013	—	—	$—

Successor(1)
Options outstanding at June 8, 2013	—	$—	$—
Options granted	14,300	10.00	143,000
Options outstanding at December 29, 2013	14,300	10.00	143,000
Options granted	8,654	10.00	86,540
Options exercised	—	—	—
Options cancelled/forfeited and returned to the plan	(3,621)	10.00	(36,210)
Options outstanding at December 28, 2014	19,333	—	$193,330

Options vested and exercisable at April 29, 2012	4,418	$43.90	$193,942
Options vested and exercisable at April 28, 2013	2,573	48.01	123,502
Options vested and exercisable at June 7, 2013	—	—	—
Options vested and exercisable at December 29, 2013	—	—	—
Options vested and exercisable at December 28, 2014	—	—	—
(1)In the Successor period, all stock options were issued by Parent
The Company received no proceeds during the Successor Period February 8, 2013 to December 29, 2013 or the calendar year ended December 28, 2014. The Company received proceeds of $0.9 million, $113.5 million, and $82.7 million, from the exercise of stock options in the Predecessor period April 29, 2013 to June 7, 2013, and the fiscal years ended April 28, 2013 and April 29, 2012, respectively. There was no tax benefit recognized during the Successor Period February 8, 2013 to December 29, 2013 or for the year ended December 28, 2014. The tax benefit recognized as a result of stock option exercises was $51.1 million, $18.3 million, and $15.1 million in the Predecessor period April 29, 2013 to June 7, 2013, and the fiscal years ended April 28, 2013 and April 29, 2012, respectively.
The Company presents all benefits of tax deductions resulting from the exercise of stock-based compensation as operating cash flows in the consolidated statements of cash flows, except the benefit of tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) which are classified as financing cash flows. For the year ended December 28, 2014 and Successor period February 8, 2013 to December 29, 2013, there were no such exercises. For the Predecessor period April 29, 2013 to June 7, 2013, $14.4 million of cash tax benefits was reported as an operating cash inflow and $36.7 million of excess tax benefits as a financing cash inflow. For the fiscal year ended April 28, 2013, $8.1 million of cash tax benefits was reported as

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

an operating cash inflow and $10.3 million of excess tax benefits as a financing cash inflow. For the fiscal year ended April 29, 2012, $7.5 million of cash tax benefits was reported as an operating cash inflow and $7.6 million of excess tax benefits as a financing cash inflow.
A summary of the status of the Company’s unvested stock options is as follows:

	Number of Options	Weighted Average Grant Date Fair Value (per share)(2)
	(In thousands, except per share data)
Predecessor
Unvested options at April 29, 2012	4,190	$5.43
Options granted	1,540	5.79
Options vested	(1,662)	5.39
Options forfeited	(107)	5.61
Unvested options at April 28, 2013	3,961	5.59
Options vested	(3,961)	5.59
Unvested options at June 7, 2013	—	—

Successor(1)
Unvested options at June 8, 2013	—	$—
Options granted	14,300	2.43
Unvested options at December 29, 2013	14,300	2.43
Options granted	8,654	2.45
Options vested	—	—
Options forfeited	(3,621)	2.43
Unvested options at December 28, 2014	19,333	2.44
(1)In the Successor period, all stock options were issued by Parent
(2)Fair value calculated using the Black-Scholes model
Unrecognized compensation cost related to unvested option awards under the 2000 and 2003 Plans totaled $4.6 million and $6.4 million as of April 28, 2013 and April 29, 2012, respectively. Due to the Merger, stock options were canceled and cash-settled; therefore, there is no unrecognized expense as of June 7, 2013. Unrecognized compensation cost related to unvested option awards under the 2013 Omnibus Plan was $37.4 million as of December 28, 2014 and $33.3 million as of December 29, 2013.
Restricted Stock Units and Restricted Shares:
The 2003 Plan authorized up to 9.4 million shares for issuance as restricted stock units (“RSUs”) or restricted stock with vesting periods from the first to the fifth anniversary of the grant date as set forth in the award agreements. Upon vesting, the RSUs were converted into shares of the Company’s stock on a one-for-one basis and issued to employees, subject to any deferral elections made by a recipient or required by the plan. Restricted stock was reserved in the recipients’ name at the grant date and issued upon vesting. The Company was entitled to an income tax deduction in an amount equal to the taxable income reported by the holder upon vesting of the award. RSUs generally vested over a period of one to four years after the date of grant. The 2003 Plan was terminated as a result of the Merger.
Total compensation expense relating to former RSUs and restricted stock was $1.1 million, $2.6 million, $21.7 million, $23.6 million, and $25.7 million for the year ended December 28, 2014, the Successor period February 8, 2013 to December 29, 2013, the Predecessor period April 29, 2013 to June 7, 2013, and the fiscal years ended April 28, 2013 and April 29, 2012, respectively. Unrecognized compensation cost in connection with RSU and restricted stock grants totaled $24.9 million and $27.6 million at April 28, 2013 and April 29, 2012, respectively. Due to the Merger, RSUs and restricted stock (except retention RSUs) were cancelled and settled in cash; therefore, there is no unrecognized expense as of June 7, 2013. No RSUs or restricted stock were granted subsequent to June 7, 2013.

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

A summary of the activity of unvested RSU and restricted stock awards and related information is as follows:

	Number of Units	Weighted Average Grant Date Fair Value (Per Share)
	(In thousands, except per share data)
Predecessor
Unvested units and stock at April 27, 2011	1,296	$44.84
Units and stock granted	526	52.31
Units and stock vested	(520)	45.27
Units and stock cancelled/forfeited and returned to the plan	(32)	45.90
Unvested units and stock at April 29, 2012	1,270	47.75
Units and stock granted	464	55.88
Units and stock vested	(567)	47.33
Units and stock cancelled/forfeited and returned to the plan	(53)	50.01
Unvested units and stock at April 28, 2013	1,114	51.24
Units and stock vested - settled in shares	(9)	46.37
Units and stock vested - settled in cash	(1,004)	51.05
Units and stock converted to liability awards (RSU retention awards)	(97)	53.69
Units and stock cancelled/forfeited and returned to the plan	(4)	51.35
Unvested units and stock at June 7, 2013	—	—

Upon share option exercise or vesting of restricted stock and RSUs, the Company used available treasury shares and maintained a repurchase program that anticipated exercises and vesting of awards so that shares were available for issuance. The Company recorded forfeitures of restricted stock as treasury share repurchases.
Global Stock Purchase Plan:
The Company had a shareholder-approved employee global stock purchase plan (the “GSPP”) that permitted substantially all employees to purchase shares of the Company’s common stock at a discounted price through payroll deductions at the end of two six-month offering periods. The offering periods were February 16 to August 15 and August 16 to February 15. The purchase price of the option was equal to 95% of the fair market value of the Company’s common stock on the last day of the offering period. The number of shares available for issuance under the GSPP was a total of five million shares. During the two offering periods from February 16, 2012 to February 15, 2013, employees purchased 121,460 shares under the plan. During the two offering periods from February 16, 2011 to February 15, 2012, employees purchased 165,635 shares under the plan.
As a result of the Merger Agreement, the Company's GSPP was terminated immediately following the scheduled purchases on the February 15, 2013 purchase date for the purchase period August 16, 2012 to February 15, 2013.
Long-Term Performance Program:
In May 2013, the Company granted performance awards as permitted in the 2003 Plan, subject to the achievement of certain performance goals. These performance awards were tied to the Company’s Relative Total Shareholder Return (“Relative TSR”) Ranking within the defined Long-term Performance Program (“LTPP”) peer group and the two-year average after-tax Return on Invested Capital (“ROIC”) metrics. The Relative TSR metric was based on the two-year cumulative return to shareholders from the change in stock price and dividends paid between the starting and ending dates. These LTPP awards, as well as those granted in the first quarter of Fiscal 2013 were settled in connection with the Merger. No LTPP awards were granted subsequent to the Merger.

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The compensation cost related to LTPP awards primarily recognized in SG&A and the related tax benefit in the Predecessor periods are as follows:

	Predecessor
	April 29 - June 7, 2013	April 28, 2013	April 29, 2012

Pre-tax compensation cost	$3.8	$17.3	$18.4
Tax benefit	1.3	6.1	6.5
After-tax compensation cost	$2.5	$11.2	$11.9

14.    Fair Value Measurements
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
As of December 28, 2014, December 29, 2013, and April 28, 2013, the fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

	Successor								Predecessor
	December 28, 2014				December 29, 2013				April 28, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Derivatives(a)	$—	$575,369	$—	$575,369	$—	$346,665	$—	$346,665	$—	$68,892	$—	$68,892
Total assets at fair value	$—	$575,369	$—	$575,369	$—	$346,665	$—	$346,665	$—	$68,892	$—	$68,892
Liabilities:
Derivatives(a)	$—	$141,709	$—	$141,709	$—	$237,436	$—	$237,436	$—	$79,871	$—	$79,871
Total liabilities at fair value	$—	$141,709	$—	$141,709	$—	$237,436	$—	$237,436	$—	$79,871	$—	$79,871

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

There have been no transfers between Levels 1, 2 and 3 in any period presented.
As a result of classifying the LongFong business as held for sale, the Company took a non-cash impairment charge of $36.0 million to goodwill during the third quarter Fiscal 2013. This charge reduced the Company's carrying value to the estimated fair value of the anticipated sale, which is based on unobservable inputs and thus represents a Level 3 measurement. The remaining carrying value at April 28, 2013 was not material. See Note 7 for further information.
The Company recognized $203.7 million, $66.2 million, $6.0 million, and $50.9 million of non-cash asset write downs and accelerated depreciation related to factory closures during the twelve months ended December 28, 2014, February 8, 2013 to December 29, 2013 for the Successor period, April 29, 2013 to June 7, 2013 for the Predecessor period, and twelve months ended April 29, 2012, respectively. These factory closures are directly linked to the Company's productivity initiatives (see Note 8).

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

There were no charges for productivity initiatives in Fiscal 2013. These charges reduced the Company's carrying value in the assets to the estimated fair value, the remainder of which was not material.
The aggregate fair value of the Company's long-term debt, including the current portion, was $13.59 billion as compared with the carrying value of $13.60 billion at December 28, 2014, $14.65 billion as compared with the carrying value of $14.73 billion at December 29, 2013, and $5.35 billion as compared with the carrying value of $4.87 billion at April 28, 2013. The Company's debt obligations are valued based on market quotes and are classified within Level 2 of the fair value hierarchy.

15.    Pension and Other Postretirement Benefit Plans
Pension Plans:
The Company maintains retirement plans for the majority of its employees. Current defined benefit plans are provided primarily for domestic union and foreign employees. Defined contribution plans are provided for the majority of its domestic non-union hourly and salaried employees as well as certain employees in foreign locations.
Other Postretirement Benefit Plans:
The Company provides health care and life insurance benefits for eligible retired employees and their eligible dependents. Certain of the Company’s U.S. and Canadian employees may become eligible for such benefits. The Company currently does not fund these benefit arrangements until claims occur and may modify plan provisions or terminate plans at its discretion.
Measurement Date:
The Company uses the last day of its fiscal year as the measurement date for all of its defined benefit plans and other postretirement benefit plans.

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Obligations and Funded Status:
The following table sets forth the changes in benefit obligation, plan assets and funded status of the Company’s principal defined benefit plans and other postretirement benefit plans at December 28, 2014, December 29, 2013, June 7, 2013, and April 28, 2013.

	Successor		Predecessor		Successor		Predecessor
	Pension Benefits				Other Retiree Benefits
	December 28, 2014	February 8 - December 29, 2013	April 29 - June 7, 2013	April 28, 2013	December 28, 2014	February 8 - December 29, 2013	April 29 - June 7, 2013	April 28, 2013
	(In thousands)
Change in Benefit Obligation:
Benefit obligation at the beginning of the period	$3,225,392	$3,152,003	$3,271,566	$2,930,347	$208,179	$250,633	$257,317	$249,017
Service cost	29,316	20,684	3,967	31,580	4,900	3,550	743	6,486
Interest cost	136,595	71,850	13,557	132,110	8,556	5,053	938	9,923
Participants’ contributions	1,547	1,298	186	2,294	663	376	56	659
Amendments	151	—	—	(145)	—	(20,603)	—	—
Actuarial (gain) loss	367,546	(72,118)	(91,756)	428,881	7,033	(19,570)	(6,038)	9,153
Settlement	(225,009)	(113,075)	—	(11,971)	—	—	—	—
Curtailment	(44,756)	(3,167)	—	—	(7,572)	(1,017)	—	—
Special/contractual termination benefits	7,960	36,385	17,230	—	—	—	—	—
Annuity plan transfers	—	81,144	—	—	—	—	—	—
Benefits paid	(166,172)	(93,630)	(13,191)	(157,672)	(13,041)	(8,372)	(1,485)	(15,760)
Translation adjustments	(181,165)	144,018	(49,556)	(83,858)	(3,851)	(1,871)	(898)	(2,161)
Benefit obligation at the end of the period	$3,151,405	$3,225,392	$3,152,003	$3,271,566	$204,867	$208,179	$250,633	$257,317
Change in Plan Assets:
Fair value of plan assets at the beginning of the period	$3,654,689	$3,334,138	$3,379,143	$3,140,834	$—	$—	$—	$—
Actual return on plan assets	473,784	161,056	16,740	429,011	—	—	—	—
Settlement	(225,009)	(113,075)	—	(11,971)	—	—	—	—
Special/contractual termination benefits	—	(714)	—	—	—	—	—	—
Employer contribution	102,281	156,165	6,812	69,388	12,378	7,996	1,429	15,101
Participants’ contributions	1,547	1,298	186	2,294	663	376	56	659
Annuity plan transfers	—	41,149	—	—	—	—	—	—
Benefits paid	(166,172)	(93,630)	(13,191)	(157,672)	(13,041)	(8,372)	(1,485)	(15,760)
Translation adjustments	(205,631)	168,302	(55,552)	(92,741)	—	—	—	—
Fair value of plan assets at the end of the period	3,635,489	3,654,689	3,334,138	3,379,143	—	—	—	—
Funded status	$484,084	$429,297	$182,135	$107,577	$(204,867)	$(208,179)	$(250,633)	$(257,317)

The reductions in work force resulting from restructuring of the Company resulted in a reduction in both the accumulated benefit obligation and plan assets for certain defined benefit plans in the Successor period.

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Amounts recognized in the consolidated balance sheets consist of the following:

	Successor		Predecessor		Successor		Predecessor
	Pension Benefits				Other Retiree Benefits
	December 28, 2014	February 8 - December 29, 2013	April 29 - June 7, 2013	April 28, 2013	December 28, 2014	February 8 - December 29, 2013	April 29 - June 7, 2013	April 28, 2013
	(In thousands)
Other non-current assets	$581,326	$502,143	$362,832	$287,467	$—	$—	$—	$—
Other accrued liabilities	(559)	(3,309)	(73,593)	(32,271)	(14,205)	(14,625)	(15,679)	(16,998)
Other non-current liabilities	(96,683)	(69,537)	(107,104)	(147,619)	(190,662)	(193,554)	(234,954)	(240,319)
Net asset/(liabilities) recognized	$484,084	$429,297	$182,135	$107,577	$(204,867)	$(208,179)	$(250,633)	$(257,317)
The accumulated benefit obligation for all defined benefit pension plans was $2.92 billion at December 28, 2014, $2.96 billion at December 29, 2013, and $3.11 billion at April 28, 2013.
Certain of the Company’s pension plans have accumulated benefit obligations in excess of the fair value of plan assets. For these plans, the accumulated benefit obligations, projected benefit obligations and the fair value of plan assets at December 28, 2014, were $1,144.8 million, $1,144.8 million, and $1,079.5 million, respectively. The accumulated benefit obligations, projected benefit obligations and the fair value of plan assets at December 29, 2013, were $338.1 million, $339.1 million and $312.7 million, respectively. For pension plans having accumulated benefit obligations in excess of the fair value of plan assets, the accumulated benefit obligations, projected benefit obligations and the fair value of plan assets at April 28, 2013 were $631.7 million, $640.8 million, and $460.9 million, respectively.
Certain of the Company's pension plans have projected benefit obligations in excess of the fair value of plan assets. For these plans, the projected benefit obligations and the fair value of the plan assets at December 28, 2014 were $1,211.8 million and $1,114.5 million, respectively. The projected benefit obligations and the fair value of the plan assets at December 29, 2013 were $692.8 million and $619.9 million, respectively. For pension plans having projected benefit obligations in excess of the fair value of plan assets at April 28, 2013, the projected benefit obligations and the fair value of plan assets were $900.3 million and $720.5 million, respectively.

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Components of Net Periodic Benefit Cost and Defined Contribution Plan Expense:
Total pension cost of the Company’s principal pension plans and postretirement plans consisted of the following:

	Successor		Predecessor			Successor		Predecessor
	Pension Benefits					Other Retiree Benefits
	December 28, 2014	February 8 - December 29, 2013	April 29 - June 7, 2013	April 28, 2013	April 29, 2012	December 28, 2014	February 8 - December 29, 2013	April 29 - June 7, 2013	April 28, 2013	April 29, 2012
	(In thousands)
Components of defined benefit net periodic benefit cost:
Service cost	$29,316	$20,684	$3,967	$31,580	$33,719	$4,900	$3,550	$743	$6,486	$5,967
Interest cost	136,595	71,850	13,557	132,110	139,525	8,556	5,053	938	9,923	11,457
Expected return on assets	(215,729)	(116,294)	(28,784)	(250,660)	(234,717)	—	—	—	—	—
Amortization of:
Prior service cost/(credit)	151	—	245	2,495	1,995	(6,306)	—	(677)	(6,178)	(6,127)
Net actuarial (gain)/loss	(60)	—	10,460	75,897	83,800	—	—	222	1,803	1,095
Loss/(Gain) due to curtailment, settlement and special termination benefits	12,184	56,584	17,230	4,524	1,120	(6,566)	(1,017)	—	—	—
Net periodic benefit (income)/cost	(37,543)	32,824	16,675	(4,054)	25,442	584	7,586	1,226	12,034	12,392
Defined contribution plans	19,148	24,039	4,573	47,382	46,572	—	—	—	—	—
Total (Income)/cost	$(18,395)	$56,863	$21,248	$43,328	$72,014	$584	$7,586	$1,226	$12,034	$12,392

The reductions in work force resulting from restructuring of the Company triggered curtailment and special termination benefit charges for certain defined benefit plans in the Successor periods. The Company elected to accelerate vesting of benefits under certain supplemental retirement plans upon consummation of the Merger and such plans were terminated within 364 days of the Merger. The expense associated with the accelerated vesting of $17.2 million was recognized in the Predecessor period ended June 7, 2013.
Accumulated Other Comprehensive Income:
Amounts recognized in accumulated other comprehensive loss, before tax, consist of the following:

	Successor		Predecessor		Successor		Predecessor
	Pension Benefits				Other Retiree Benefits
	December 28, 2014	December 29, 2013	June 7, 2013	April 28, 2013	December 28, 2014	December 29, 2013	June 7, 2013	April 28, 2013
	(In thousands)
Net actuarial (gain)/loss	$(38,965)	$(99,537)	$1,259,795	$1,349,614	$(13,543)	$(19,570)	$29,089	$35,349
Prior service cost/(credit)	—	—	27,165	27,410	(14,296)	(20,603)	(6,619)	(7,296)
Net amount recognized	$(38,965)	$(99,537)	$1,286,960	$1,377,024	$(27,839)	$(40,173)	$22,470	$28,053
The change in other comprehensive loss related to pension benefit (gains) losses arising during the period was $64.7 million, ($80.0 million), ($79.7 million), and $255.7 million for the year ended December 28, 2014, the Successor period from February 8, 2013 to December 29, 2013, the Predecessor period from April 29, 2013 to June 7, 2013, and the fiscal year ended April 28, 2013, respectively. The change in other comprehensive loss related to the reclassification of pension benefit losses to net income was $(4.2) million, $19.5 million, $10.7 million, and $82.9 million for the year ended December 28, 2014, the Successor period from February 8, 2013 to December 29, 2013, the Predecessor period from April 29, 2013 to June 7, 2013, and the fiscal year ended April 28, 2013, respectively.

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The change in other comprehensive loss related to postretirement benefit (gains) losses arising during the period was $0.5 million, ($41.2 million), ($6.0 million), and $9.1 million for the year ended December 28, 2014, the Successor period from February 8, 2013 to December 29, 2013, the Predecessor period from April 29, 2013 to June 7, 2013, and the fiscal year ended April 28, 2013, respectively. The change in other comprehensive loss related to the reclassification of postretirement benefit (losses) gains to net income was $(12.9) million, $(1.0) million, $0.4 million, and $4.4 million for the year ended December 28, 2014, the Successor period from February 8, 2013 to December 29, 2013, the Predecessor period from April 29, 2013 to June 7, 2013, and the fiscal year ended April 28, 2013, respectively.
Amounts in accumulated other comprehensive loss (income) expected to be recognized as components of net periodic benefit cost/(credit) in the following fiscal year are as follows:

	Successor		Predecessor	Successor		Predecessor
	Pension Benefits			Other Retiree Benefits
	December 28, 2014	December 29, 2013	April 28, 2013	December 28, 2014	December 29, 2013	April 28, 2013
	(In thousands)
Net actuarial (gain)/loss	$2,978	$(62)	$95,772	$—	$—	$2,030
Prior service cost/(credit)	—	—	2,253	(6,306)	(6,306)	(6,180)
Net amount recognized	$2,978	$(62)	$98,025	$(6,306)	$(6,306)	$(4,150)
Assumptions:
The weighted-average rates used in determining the projected benefit obligations for defined benefit pension plans and the accumulated postretirement benefit obligation for other postretirement plans were as follows:

	Successor		Predecessor		Successor		Predecessor
	Pension Benefits				Other Retiree Benefits
	December 28, 2014	December 29, 2013	June 7, 2013	April 28, 2013	December 28, 2014	December 29, 2013	June 7, 2013	April 28, 2013
Discount rate	3.5%	4.5%	4.1%	4.0%	3.7%	4.3%	3.7%	3.4%
Compensation increase rate	3.4%	3.7%	3.4%	3.5%	—%	—%	—%	—%
The weighted-average rates used in determining the defined benefit plans’ net pension costs and net postretirement benefit costs were as follows:

	Successor		Predecessor			Successor		Predecessor
	Pension Benefits					Other Retiree Benefits
	December 28, 2014	February 8 - December 29, 2013	April 29 - June 7, 2013	April 28, 2013	April 29, 2012	December 28, 2014	February 8 - December 29, 2013	April 29 - June 7, 2013	April 28, 2013	April 29, 2012
Expected rate of return	6.2%	6.2%	8.1%	8.1%	8.2%	—%	—%	—%	—%	—%
Discount rate	4.5%	4.1%	4.0%	4.0%	4.8%	4.3%	3.7%	3.4%	3.4%	4.1%
Compensation increase rate	3.7%	3.5%	3.5%	3.5%	3.4%	—%	—%	—%	—%	—%
The Company’s expected rate of return is determined based on a methodology that considers investment returns for certain asset classes over historic periods of various durations, in conjunction with the long-term outlook for inflation (i.e. “building block” approach). This methodology is applied to the actual asset allocation, which is in line with the investment policy guidelines for each plan. The Company also considers long-term rates of return for each asset class based on projections from consultants and investment advisors regarding the expectations of future investment performance of capital markets.
The weighted-average assumed annual composite rate of increase in the per capita cost of company-provided health care benefits begins at 5.9% for 2014, gradually decreases to 4.8% by 2021 and remains at that level thereafter.

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(In thousands)
Effect on total service and interest cost components	$1,236	$(1,109)
Effect on postretirement benefit obligations	$14,286	$(12,810)
Pension Plan Assets:
The underlying basis of the investment strategy of the Company’s defined benefit plans is to ensure that pension funds are available to meet the plans’ benefit obligations when they are due. The Company’s investment objectives include: investing plan assets in a high-quality, diversified manner in order to maintain the security of the funds; achieving an optimal return on plan assets within specified risk tolerances; and investing according to local regulations and requirements specific to each country in which a defined benefit plan operates. The investment strategy expects equity investments to yield a higher return over the long term than fixed income securities, while fixed income securities are expected to provide certain matching characteristics to the plans’ benefit payment cash flow requirements. Company common stock held as part of the equity securities amounted to less than one percent of plan assets at April 28, 2013 and April 29, 2012. The Company’s investment policy specifies the type of investment vehicles appropriate for the applicable plan, asset allocation guidelines, criteria for the selection of investment managers, procedures to monitor overall investment performance as well as investment manager performance. It also provides guidelines enabling the applicable plan fiduciaries to fulfill their responsibilities.
The Company’s defined benefit pension plans’ weighted average actual and target asset allocation at December 28, 2014, December 29, 2013, and April 28, 2013 were as follows:

	Successor		Predecessor	Successor		Predecessor
	Plan Assets at			Target Allocation at
Asset Category	December 28, 2014	December 29, 2013	April 28, 2013	December 28, 2014	December 29, 2013	April 28, 2013
Equity securities	34%	53%	62%	41%	58%	58%
Debt securities	47%	26%	29%	38%	33%	33%
Real estate	9%	8%	8%	8%	8%	8%
Cash and cash equivalents	10%	13%	1%	13%	1%	1%
	100%	100%	100%	100%	100%	100%
The following section describes the valuation methodologies used to measure the fair value of pension plan assets, including an indication of the level in the fair value hierarchy in which each type of asset is generally classified.
Equity Securities.  These securities consist of direct investments in the stock of publicly traded companies. Such investments are valued based on the closing price reported in an active market on which the individual securities are traded. As such, the direct investments are classified as Level 1.
Equity Securities (mutual and pooled funds).  Mutual funds are valued at the net asset value of shares held by the applicable plan at year end. As such, these mutual fund investments are classified as Level 1. Pooled funds are similar in nature to retail mutual funds, but are more efficient for institutional investors than retail mutual funds. As pooled funds are only accessible by institutional investors, the net asset value is not readily observable by non-institutional investors; therefore, pooled funds are classified as Level 2.
Fixed Income Securities.  These securities consist of publicly traded U.S. and non-U.S. fixed interest obligations (principally corporate bonds and debentures). Such investments are valued through consultation and evaluation with brokers in the institutional market using quoted prices and other observable market data. As such, a portion of these securities are included in Levels 1, 2, and 3. Within this category also includes group annuity contracts that have been purchased to cover a portion of the plan members.  As these contracts are matched to specific plan members the value of these contracts fluctuates based on the obligation fluctuations associated with those plan members.  Since these contracts are bilateral in nature the values have been classified as Level 3.
Other Investments.  Primarily consist of real estate and private equity holdings. Direct investments of real estate and private equity are valued by investment managers based on the most recent financial information available, which typically represents significant observable data. As such, these investments are generally classified as Level 3.

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Cash and Cash Equivalents.  This consists of direct cash holdings and institutional short-term investment vehicles. Direct cash holdings are valued based on cost, which approximates fair value and are classified as Level 1. Institutional short-term investment vehicles are valued daily and are classified as Level 2.

	Successor
	December 28, 2014
Asset Category	Level 1	Level 2	Level 3	Total
	(In thousands)
Equity Securities	$377,408	$—	$—	$377,408
Equity Securities (mutual and pooled funds)	94,818	756,869	—	851,687
Fixed Income Securities	124,462	1,360,664	226,981	1,712,107
Other Investments	—	—	320,310	320,310
Cash and Cash Equivalents	16,945	357,032	—	373,977
Total	$613,633	$2,474,565	$547,291	$3,635,489

	Successor
	December 29, 2013
Asset Category	Level 1	Level 2	Level 3	Total
	(In thousands)
Equity Securities	$624,154	$—	$—	$624,154
Equity Securities (mutual and pooled funds)	126,001	1,187,307	—	1,313,308
Fixed Income Securities	44,621	886,388	11,235	942,244
Other Investments	—	—	296,880	296,880
Cash and Cash Equivalents	77,761	400,342	—	478,103
Total	$872,537	$2,474,037	$308,115	$3,654,689

	Predecessor
	April 28, 2013
Asset Category	Level 1	Level 2	Level 3	Total
	(In thousands)
Equity Securities	$882,081	$—	$—	$882,081
Equity Securities (mutual and pooled funds)	182,723	1,057,111	—	1,239,834
Fixed Income Securities	49,577	919,383	11,336	980,296
Other Investments	—	—	256,781	256,781
Cash and Cash Equivalents	6,787	13,364	—	20,151
Total	$1,121,168	$1,989,858	$268,117	$3,379,143
Level 3 Gains and Losses:
Changes in the fair value of the Plan’s Level 3 assets are summarized as follows:

	Successor
	December 29, 2013	Acquisitions	Transfers Out	Dispositions	Realized Gain/(Loss)	Unrealized Gain/(Loss)	Fair Value December 28, 2014
	(In thousands)
Fixed Income Securities	$11,235	$224,737	$—	$(22,051)	$244	$12,816	$226,981
Other Investments	296,880	4,549	—	(24,173)	(1,741)	44,795	320,310
Total	$308,115	$229,286	$—	$(46,224)	$(1,497)	$57,611	$547,291

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Successor
	Fair Value April 28, 2013	Acquisitions	Transfers Out	Dispositions	Realized Gain/(Loss)	Unrealized Gain/(Loss)	Fair Value December 29, 2013
	(In thousands)
Fixed Income Securities	$11,336	$—	$—	$—	$—	$(101)	$11,235
Other Investments	256,781	8,211	—	(767)	741	31,914	296,880
Total	$268,117	$8,211	$—	$(767)	$741	$31,813	$308,115

	Predecessor
	Fair Value April 29, 2012	Acquisitions	Transfers Out	Dispositions	Realized Gain/(Loss)	Unrealized Gain/(Loss)	Fair Value April 28, 2013
	(In thousands)
Fixed Income Securities	$10,486	$—	$—	$—	$—	$850	$11,336
Other Investments	216,234	58,701	(10,498)	(3,605)	(6,637)	2,586	256,781
Total	$226,720	$58,701	$(10,498)	$(3,605)	$(6,637)	$3,436	$268,117
Cash Flows:
The Company contributed $102.3 million, $152.1 million and $6.8 million to the defined benefit plans in the year ended December 28, 2014, the Successor period February 8, 2013 to December 29, 2013 and the Predecessor period April 29, 2013 to June 7, 2013, respectively. The Company funds its U.S. defined benefit plans in accordance with IRS regulations, while foreign defined benefit plans are funded in accordance with local laws and regulations in each respective country. Discretionary contributions to the pension funds may also be made by the Company from time to time. Defined benefit plan contributions for the next fiscal year are expected to be approximately $101.7 million; however, actual contributions may be affected by pension asset and liability valuation changes during the year.
The Company paid $12.4 million, $8.0 million and $1.4 million for benefits in the postretirement medical plans in the year ended December 28, 2014, the Successor period February 8, 2013 to December 29, 2013 and the Predecessor period April 29, 2013 to June 7, 2013, respectively. The Company makes payments on claims as they occur during the fiscal year. Payments for the next fiscal year are expected to be approximately $14.3 million.
Benefit payments expected in future years are as follows:

	Pension Benefits	Other Retiree Benefits
	(In thousands)
2015	$131,703	$14,250
2016	$94,930	$15,035
2017	$98,660	$15,653
2018	$102,595	$16,039
2019	$107,298	$16,215
Years 2020-2024	$592,193	$76,390

Parent has agreed that for purposes of eligibility, vesting, level of benefits and benefit accrual under employee benefit plans in which the Company's employees are eligible to participate, it will recognize service with the Company and its subsidiaries to the same extent that service was recognized under comparable Company employee benefit plans prior to the merger.

16.    Derivative Financial Instruments and Hedging Activities
The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. At December 28, 2014, the Company had outstanding currency exchange, interest rate, and cross-currency swap derivative contracts with notional amounts of $4.6 billion, $7.9 billion and $9.9 billion, respectively. At December 29, 2013, the Company had outstanding currency

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

exchange, interest rate, and cross-currency swap derivative contracts with notional amounts of $2.5 billion, $9.0 billion and $8.3 billion, respectively. At April 28, 2013, the Company had outstanding currency exchange, interest rate, and cross-currency interest rate derivative contracts with notional amounts of $873 million, $160 million and $316 million, respectively. The fair value of derivative financial instruments was a net asset of $433.7 million, a net asset of $109.2 million, and a net liability of $11.0 million at December 28, 2014, December 29, 2013 and April 28, 2013, respectively.
The following table presents the fair values and corresponding balance sheet captions of the Company’s derivative instruments as of December 28, 2014, December 29, 2013 and April 28, 2013:

	Successor						Predecessor
	December 28, 2014			December 29, 2013			April 28, 2013
	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Swap Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Swap Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Cross- Currency Interest Rate Swap Contracts
	(In thousands)
Assets:
Derivatives designated as hedging instruments:
Other receivables, net	$43,290	$—	$—	$37,072	$—	$—	$23,240	$4,226	$—
Other non-current assets	3,290	2,392	357,007	4,129	265,390	31,303	11,498	29,103	—
	46,580	2,392	357,007	41,201	265,390	31,303	34,738	33,329	—
Derivatives not designated as hedging instruments:
Other receivables, net	158,424	—	—	8,771	—	—	825	—	—
Other non-current assets	10,966	—	—	—	—	—	—	—	—
	169,390	—	—	8,771	—	—	825	—	—
Total assets(1)	$215,970	$2,392	$357,007	$49,972	$265,390	$31,303	$35,563	$33,329	$—
Liabilities:
Derivatives designated as hedging instruments:
Other payables	$13,939	$—	$—	$5,251	$—	$—	$1,508	$—	$34,805
Other non-current liabilities	1,102	16,306	2,335	—	—	221,899	217	—	37,520
	15,041	16,306	2,335	5,251	—	221,899	1,725	—	72,325
Derivatives not designated as hedging instruments:
Other payables	108,027	—	—	—	—	—	4,860	—	—
Other non-current liabilities	—	—	—	10,286	—	—	—	960	—
	108,027	—	—	10,286	—	—	4,860	960	—
Total liabilities(1)	$123,068	$16,306	$2,335	$15,537	$—	$221,899	$6,585	$960	$72,325

(1) The Company’s derivative financial instruments are subject to master netting arrangements that allow for the offset of asset and liabilities in the event of default or early termination of the contract. The Company elects to record the gross assets and liabilities of its derivative financial instruments in the consolidated balance sheets. If the derivative financial instruments had been netted in the consolidated balance sheets, the asset and liability positions each would have been reduced by $141.7 million, $237.4 million and $68.9 million at December 28, 2014, December 29, 2013 and April 28, 2013. No material amounts of collateral were received or posted on the Company’s derivative assets and liabilities as at December 28, 2014.
Refer to Note 14 for further information on how fair value is determined for the Company’s derivatives.

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following table presents the pre-tax effect of derivative instruments on the statement of operations for the year ended December 28, 2014, the Successor period February 8, 2013 to December 29, 2013, and the Predecessor period April 29, 2013 to June 7, 2013:

	Successor						Predecessor
	December 28, 2014			February 8 - December 29, 2013			April 29 - June 7, 2013
	Foreign Exchange Contracts	Interest Rate Contracts (1)	Cross-Currency Swap Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Swap Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Interest Rate Swap Contracts
	(In thousands)
Cash flow hedges:
Gains/(losses) recognized in other comprehensive income (effective portion)	$20,675	$(288,889)	$—	$30,441	$147,455	$—	$2,603	$—	$(4,079)

Net investment hedges:
Gains/(losses) recognized in other comprehensive income (effective portion)	—	—	545,269	—	—	(190,597)	—	—	—
Total gains/(losses) recognized in other comprehensive income (effective portion)	$20,675	$(288,889)	$545,269	$30,441	$147,455	$(190,597)	$2,603	$—	$(4,079)

Cash flow hedges:
Sales	$(1,325)	$—	$—	$(1,020)	$—	$—	$990	$—	$—
Cost of products sold	5,305	—	—	2,874	—	—	1,814	—	—
Selling, general and administrative expenses	(320)	—	—	(83)	—	—	—	—	—
Other income/(expense), net	980	—	—	2,387	—	—	(1,859)	—	(9,821)
Interest income/(expense)	6	—	—	35	—	—	61	(20)	(538)
	4,646	—	—	4,193	—	—	1,006	(20)	(10,359)

Fair value hedges:
Gains/(losses) recognized in other expense, net	—	—	—	—	(180)	—	—	(5,925)	—

Derivatives not designated as hedging instruments:
Unrealized gains/(losses) on derivative instruments	75,390	—	—	—	117,934	—	—	—	—
Gains/(losses) recognized in other expense, net	75,906	—	—	(31,241)	—	—	(3,890)	—	—
Gains/(losses) recognized in interest income	—	—	—	—	—	—	—	—	—
	151,296	—	—	(31,241)	117,934	—	(3,890)	—	—
Total gains/(losses) recognized in statement of operations	$155,942	$—	$—	$(27,048)	$117,754	$—	$(2,884)	$(5,945)	$(10,359)

(1) During the fourth quarter of 2014, the Company unwound interest rate swaps associated with the Term B-2 Loans with a notional amount of $990 million. Upon termination, the deferred losses recorded in other comprehensive income related to these swaps was $9.6 million, which will be amortized to interest expense over the term of the associated debt.

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following table presents the pre-tax effect of derivative instruments on the statement of operations for the fiscal years ended April 28, 2013 and April 29, 2012:

	Fiscal Year Ended
	April 28, 2013			April 29, 2012
	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Interest Rate Swap Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Interest Rate Swap Contracts
	(In thousands)
Cash flow hedges:
Gains/(losses) recognized in other comprehensive income (effective portion)	$47,623	$—	$(77,080)	$45,658	$(2,341)	$5,725

Net investment hedges:
Gains/(losses) recognized in other comprehensive income (effective portion)	—	—	—	—	—	—
Total gains/(losses) recognized in other comprehensive income (effective portion)	$47,623	$—	$(77,080)	$45,658	$(2,341)	$5,725

Cash flow hedges:
Sales	$10,940	$—	$—	$8,033	$—	$—
Cost of products sold	(4,584)	—	—	(19,880)	—	—
Selling, general and administrative expenses	(102)	—	—	(62)	—	—
Other income/(expense), net	13,924	—	(70,135)	33,401	—	8,901
Interest income/(expense)	29	(236)	(5,389)	199	(146)	(5,966)
	20,207	(236)	(75,524)	21,691	(146)	2,935
Fair value hedges:
Gains/(losses) recognized in other expense, net	—	(2,915)	70,135	—	(19,181)	—

Derivatives not designated as hedging instruments:
Unrealized gains/(losses) on derivative instruments	—	—	—	—	—	—
Gains/(losses) recognized in other expense, net	(7,976)	—	—	(2,183)	—	—
Gains/(losses) recognized in interest income	—	(1,193)	—	—	234	—
	(7,976)	(1,193)	—	(2,183)	234	—
Total amount recognized in statement of income	$12,231	$(4,344)	$(5,389)	$19,508	$(19,093)	$2,935
Foreign Currency Hedging:
The Company uses forward contracts and to a lesser extent, option contracts to mitigate its foreign currency exchange rate exposure due to forecasted purchases of raw materials and sales of finished goods, and future settlement of foreign currency denominated assets and liabilities. The Company’s principal foreign currency exposures that are hedged include the Australian dollar, British pound sterling, Canadian dollar, Euro, and the New Zealand dollar. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities that meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item. Forward points are excluded from the assessment of hedge effectiveness.

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

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
The Company also entered into cross-currency interest rate swaps which were designated as cash flow hedges of the future payments of loan principal and interest associated with certain foreign denominated variable rate debt obligations. As a result of the Merger, these contracts were terminated in May 2013. As a result of exchange rate movement between the Japanese Yen and the U.S. Dollar throughout Fiscal 2013, net losses of $70.1 million on the cross-currency derivatives were reclassified from other comprehensive loss to other expense, net. This net loss on the derivative was offset by a currency gain on the principal balance of the underlying debt obligation.
Prior to the Merger date, Merger Subsidiary entered into interest rate swaps to mitigate exposure to variable rate debt that was raised to finance the acquisition. These agreements were not designated as hedging instruments prior to the acquisition date, and as such, we recognized the fair value of these instruments as an asset with income of $117.9 million in the Successor period. As a result of the Merger and the transactions entered into in connection therewith, we have assumed the liabilities and obligations of Merger Subsidiary. Upon consummation of the acquisition, and as of December 28, 2014, these interest rate swaps with an aggregate notional amount of $9.0 billion and $7.9 billion, respectively, met the criteria for hedge accounting and were designated as hedges of future interest payments. During the next 12 months, the Company expects $25.4 million of deferred losses reported in accumulated other comprehensive income to be amortized into earnings as interest expense, which are amortized using the swaplet method.
Hedge accounting adjustments related to debt obligations totaled $122.5 million and $128.4 million as of April 28, 2013 and April 29, 2012, respectively. No adjustments were recorded as of December 29, 2013 or December 28, 2014. See Note 11 for further information.
Deferred Hedging Gains and Losses:
As of December 28, 2014, the Company is hedging forecasted inventory purchases and sales of finished goods for periods not exceeding 2 years. During the next 12 months, the Company expects $24.4 million of net deferred gains reported in accumulated other comprehensive income to be reclassified to earnings, assuming market rates remain constant through contract maturities. Hedge ineffectiveness related to cash flow hedges as well as reclassifications to earnings due to hedged transactions no longer expected to occur, which is reported in current period earnings as other expense, net, was not significant for the year ended December 28, 2014, Successor period February 8, 2013 to December 29, 2013, the Predecessor period April 29, 2013 to June 7, 2013, and year ended April 28, 2013.
Hedges of Net Investments in Foreign Operations:
We have numerous investments in our foreign subsidiaries, the net assets of which are exposed to volatility in foreign currency exchange rates. Beginning in October 2013, we have used cross currency swaps to hedge a portion of our net investment in such foreign operations against adverse movements in exchange rates. As of December 28, 2014, we designated cross currency swap contracts between pound sterling and USD, the Euro and USD, the Australian Dollar and USD, the Japanese Yen and USD, and the Canadian Dollar and USD, as net investment hedges of a portion of our equity in foreign operations in those currencies. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates, are economically offset by movements in the fair values of our cross currency swap contracts. The fair value of the swaps is calculated each period with changes in fair value reported in foreign currency translation adjustments within accumulated other comprehensive income (loss), net of tax. Such amounts will remain in other comprehensive income (loss) until the complete or substantially complete liquidation of our investment in the underlying foreign operations.
In relation to the cross currency swaps:
•We pay 6.462% per annum on the pound sterling notional amount of £2.795 billion and receive 6.15% per annum on the USD notional amount of $4.5 billion on each January 8, April 8, July 8 and October 8, through the maturity date of the swap, which was also expected to be on October 8, 2019.
•We pay 5.696% per annum on the Euro notional amount of €2.210 billion and receive 6.15% per annum on the USD notional amount of $3.0 billion on each January 9, April 9, July 9 and October 9, through the maturity date of the swap, which was also expected to be on October 9, 2019.

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

•We pay 9.164% per annum on the Australian dollar notional amount of A$793.8 million and receive 6.15% per annum on the USD notional amount of $750.0 million on each January 10, April 10, July 10 and October 10, through the maturity date of the swap, which was also expected to be on October 10, 2019.
•We pay 4.104% per annum on the Japanese yen notional amount of ¥4.9 billion and receive 6.15% per annum on the USD notional amount of $50.0 million on each January 11, April 11, July 11 and October 11, through the maturity date of the swap, which was also expected to be on October 11, 2019.
•We pay 6.68% per annum on the Canadian dollar notional amount of C$1.822 billion and receive 6.15% per annum on the USD notional amount of $1.6 billion on each March 4, June 4, September 4 and December 4, through the maturity date of the swap, which was also expected to be on December 4, 2019.
Cross currency swap receipts and payments are recorded in other income/(expense), net, in the consolidated statement of operations. For the year ended December 28, 2014 and December 29, 2013, the Company recorded other expense, net, of $14 million and $5.6 million, respectively.
Other Activities:

The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting but which have an economic impact of largely mitigating foreign currency or interest rate exposures. These derivative contracts primarily include foreign currency forwards used to help mitigate the translation impact resulting from accounting remeasurement of certain foreign-currency denominated intercompany loans and other foreign-currency denominated activities between our subsidiaries. As of December 28, 2014, December 29, 2013 and April 28, 2013, the Company maintained foreign currency forward contracts with a total notional amount of $3,768.3 million, $1,010.0 million, and $369.9 million, respectively, that did not meet the criteria for hedge accounting. These forward contracts are accounted for on a full mark-to-market basis through current earnings, with gains and losses recorded as a component of other income/(expense), net. These contracts are scheduled to mature within three years.
Forward contracts that were put in place to help mitigate the unfavorable impact of translation associated with key foreign currencies resulted in gains of $3.6 million and $8.8 million for the years ended April 28, 2013 and April 29, 2012, respectively. These contracts were terminated as part of the merger agreement in early May 2013, and as such, no activity existed in the Predecessor or Successor periods.
The Company entered into a three-year total rate of return swap with an unaffiliated international financial institution during the third quarter of Fiscal 2012 with a notional amount of $119.0 million. This instrument was being used as an economic hedge to reduce the interest cost related to the Company's $119.0 million remarketable securities. The swap was being accounted for on a full mark-to-market basis through current earnings, with gains and losses recorded as a component of interest income. As a result of the Merger, the remarketable securities were repaid and the associated total rate of return swap was terminated. During the fiscal year ended April 28, 2013, the Company recorded a $1.8 million reduction in interest income, representing changes in the fair value of the swap and interest on the arrangement. Net unrealized losses totaled $1.0 million as of April 28, 2013. In connection with this swap, the Company was required to maintain a restricted cash collateral balance of $34.1 million with the counterparty for the term of the swap which was reported in Other non-current assets on the consolidated balance sheets.
Concentration of Credit Risk:
Counterparties to currency exchange and interest rate derivatives consist of major international financial institutions. The Company continually monitors its positions and the credit ratings of the counterparties involved and, by policy, limits the amount of credit exposure to any one party. While the Company may be exposed to potential losses due to the credit risk of non-performance by these counterparties, losses are not anticipated. During the year ended December 28, 2014, the Successor period February 8, 2013 to December 29, 2013, the Predecessor period April 29, 2013 to June 7, 2013, and Fiscal 2013 and 2012, one customer represented approximately 10% of the Company’s sales. The Company closely monitors the credit risk associated with its counterparties and customers and to date has not experienced material losses.

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

17.    Other Comprehensive Income/(Loss)
The following table summarizes the allocation of total other comprehensive income/(loss) between H. J. Heinz Corporation II and the noncontrolling interest:

	Successor						Predecessor
	December 28, 2014			February 8 - December 29, 2013			April 29 - June 7, 2013
	(52 Weeks)			(29 Weeks)			(6 Weeks)
	H. J. Heinz Corporation II	Non-controlling Interest	Total	H. J. Heinz Corporation II	Non-controlling Interest	Total	H. J. Heinz Corporation II	Non-controlling Interest	Total
	(In thousands)
Net income/(loss)	$657,071	$15,317	$672,388	$(77,021)	$5,303	$(71,718)	$(195,571)	$2,874	$(192,697)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(931,913)	(6,720)	(938,633)	140,242	(11,301)	128,941	(93,780)	(4,083)	(97,863)
Net deferred gains/(losses) on net investment hedges from periodic revaluations	335,810	—	335,810	(117,694)	—	(117,694)	—	—	—
Net pension and post-retirement benefit (losses)/gains	(33,805)	122	(33,683)	102,464	(12)	102,452	—	—	—
Reclassification of net pension and post-retirement benefit (gains)/losses to net income	(7,099)	—	(7,099)	—	—	—	7,291	(25)	7,266
Net deferred (losses)/gains on other derivatives from periodic revaluations	(173,311)	(222)	(173,533)	110,686	510	111,196	(1,099)	40	(1,059)
Net deferred losses/(gains) on derivatives reclassified to earnings	3,822	(3)	3,819	(2,688)	(55)	(2,743)	6,551	1	6,552
Total comprehensive income/(loss)	$(149,425)	$8,494	$(140,931)	$155,989	$(5,555)	$150,434	$(276,608)	$(1,193)	$(277,801)

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The tax (expense)/benefit associated with each component of other comprehensive income/(loss) are as follows:

	Fiscal Year Ending
	H. J. Heinz Corporation II	Noncontrolling Interest	Total
	(In thousands)
Predecessor
April 29, 2012
Foreign currency translation adjustments	$180	$—	$180
Net pension and post-retirement benefit losses	$112,665	$9	$112,674
Reclassification of net pension and post-retirement benefit losses to net income	$25,070	$—	$25,070
Net change in fair value of cash flow hedges	$(17,770)	$9	$(17,761)
Net hedging gains/losses reclassified into earnings	$(10,756)	$92	$(10,664)
April 28, 2013
Foreign currency translation adjustments	$(115)	$—	$(115)
Net pension and post-retirement benefit losses	$(75,526)	$—	$(75,526)
Reclassification of net pension and post-retirement benefit losses to net income	$23,694	$—	$23,694
Net change in fair value of cash flow hedges	$17,712	$2	$17,714
Net hedging gains/losses reclassified into earnings	$25,954	$(13)	$25,941
April 29 - June 7, 2013
Foreign currency translation adjustments	$(116)	$—	$(116)
Reclassification of net pension and post-retirement benefit losses to net income	$2,958	$—	$2,958
Net change in fair value of cash flow hedges	$377	$(13)	$364
Net hedging gains/losses reclassified into earnings	$2,882	$1	$2,883
Successor
February 8 - December 29, 2013
Foreign currency translation adjustments	$(422)	$—	$(422)
Net change in fair value of net investment hedges	$72,903	$—	$72,903
Net pension and post-retirement benefit gains	$(39,682)	$—	$(39,682)
Net change in fair value of cash flow hedges	$(67,210)	$(166)	$(67,376)
Net hedging gains/losses reclassified into earnings	$1,505	$18	$1,523
December 28, 2014
Foreign currency translation adjustments	$—	$—	$—
Net deferred gains on net investment hedges from periodic revaluations	$(209,458)	$—	$(209,458)
Net pension and post-retirement benefit (losses)/gains	$40,180	$—	$40,180
Net pension and post-retirement benefit (gains)/losses reclassified to earnings	$(1,666)	$—	$(1,666)
Net change in fair value of cash flow hedges	$94,903	$75	$94,978
Net hedging gains/losses reclassified into earnings	$(8,468)	$(1)	$(8,469)

In preparing the financial statements for the year ended December 28, 2014, the Company corrected an error in the deferred taxes provided for other comprehensive income for the quarter ended June 29, 2014.  The error resulted in understating the Company's consolidated comprehensive income and total equity by approximately $73 million in the quarter and six months ended June 29, 2014 and the nine months ended September 28, 2014, but had no effect on the Company's consolidated financial statements for the year ended December 28, 2014.  The Company has determined that the impact of this error was not material to the previously issued interim financial statements.

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following table provides a summary of the changes in the carrying amount of accumulated other comprehensive (loss)/income, net of tax, by component attributable to H. J. Heinz Corporation II:

	Foreign currency translation adjustments	Net pension and post retirement benefit	Net cash flow hedges	Total
	(In thousands)
Predecessor
Balance as of April 29, 2012	$(23,154)	$(828,192)	$6,618	$(844,728)
Other comprehensive (loss)/income before reclassifications	(213,258)	(189,294)	(11,736)	(414,288)
Amounts reclassified from accumulated other comprehensive loss	—	54,833	29,645	84,478
Net current-period other comprehensive loss	(213,258)	(134,461)	17,909	(329,810)
Balance as of April 28, 2013	$(236,412)	$(962,653)	$24,527	$(1,174,538)
Other comprehensive (loss)/income before reclassifications	(93,780)	—	(1,099)	(94,879)
Amounts reclassified from accumulated other comprehensive loss	—	7,291	6,551	13,842
Net current-period other comprehensive loss	(93,780)	7,291	5,452	(81,037)
Balance as of June 7, 2013	$(330,192)	$(955,362)	$29,979	$(1,255,575)

Successor
Balance as of February 8, 2013	$—	$—	$—	$—
Other comprehensive (loss)/income before reclassifications	140,242	102,464	110,686	353,392
Net change in fair value of net investment hedges	(117,694)	—	—	(117,694)
Amounts reclassified from accumulated other comprehensive loss	—	—	(2,688)	(2,688)
Net current-period other comprehensive loss	22,548	102,464	107,998	233,010
Balance as of December 29, 2013	$22,548	$102,464	$107,998	$233,010
Other comprehensive (loss)/income before reclassifications	(931,913)	(33,805)	(173,311)	(1,139,029)
Net change in fair value of net investment hedges	335,810	—	—	335,810
Amounts reclassified from accumulated other comprehensive loss	—	(7,099)	3,822	(3,277)
Net current-period other comprehensive loss	(596,103)	(40,904)	(169,489)	(806,496)
Balance as of December 28, 2014	$(573,555)	$61,560	$(61,491)	$(573,486)

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following table presents the affected earnings line for reclassifications out of accumulated other comprehensive income/(loss), net of tax, by component attributable to H. J. Heinz Corporation II:

Accumulated other comprehensive income/(loss) component	Reclassified from accumulated other comprehensive income/(loss) to earnings	Reclassified from accumulated other comprehensive income/(loss) to earnings	Reclassified from accumulated other comprehensive income/(loss) to earnings	Line affected by reclassification
(In thousands)
	Successor		Predecessor
	December 28, 2014	February 8 - December 29, 2013	April 29 - June 7, 2013
	(52 Weeks)	(29 Weeks)	(6 Weeks)
Gains/(losses) on cash flow hedges:
Foreign exchange contracts	$(1,325)	$(1,020)	$990	Sales
Foreign exchange contracts	5,305	2,874	1,814	Cost of products sold
Foreign exchange contracts	(320)	(83)	—	Selling, general, and administrative expenses
Foreign exchange contracts	980	2,387	(1,859)	Other income/(expense)
Foreign exchange contracts	6	—	61	Interest expense
Interest rate contracts	—	35	(20)	Interest expense
Cross-currency interest rate swap contracts	—	—	(538)	Interest expense
Cross-currency interest rate swap contracts	—	—	(9,821)	Other expense
	4,646	4,193	(9,373)	Gain/(loss) from continuing operations before income tax
	(8,468)	(1,505)	2,822	Provision for income taxes
	$(3,822)	$2,688	$(6,551)	Gain/(loss) from continuing operations

Gains/(losses) on pension and post retirement benefit:
Actuarial gains/(losses)	$2,399	$—	$(10,681)	(a)
Amortization of unrecognized gains/(losses)	60	—	—	(a)
Prior service credit/(cost)	6,306	—	432	(a)
	8,765	—	(10,249)	Gain/(loss) from continuing operations before income tax
	(1,666)	—	2,958	Provision for income taxes
	$7,099	$—	$(7,291)	Gain/(loss) from continuing operations
______________________________________
(a) As these components are included in the computation of net periodic pension and post retirement benefit costs refer to Note 15 for further details.

18.    Commitments and Contingencies
Legal Matters:
Certain suits and claims have been filed against the Company and have not been finally adjudicated. In the opinion of management, based upon the information that it presently possesses, the final conclusion and determination of these suits and claims would not be expected to individually and in the aggregate have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Lease Commitments:
Operating lease rentals for warehouse, production and office facilities and equipment amounted to approximately $101.9 million for the year ended December 28, 2014, $122.6 million in the Successor period February 8, 2013 to December 29, 2013, $15.4 million in the Predecessor period April 29, 2013 to June 7, 2013, $145.4 million in 2013, and $155.2 million in 2012. Future lease payments for non-cancellable operating leases as of December 28, 2014 totaled $475.0 million (2015 - $70.5 million, 2016 - $120.0 million, 2017 - $55.3 million, 2018 - $51.7 million, 2019 - $58.9 million, and thereafter - $118.7 million).
As of April 28, 2013, the Company was a party to 2 operating leases for buildings and equipment, one of which also includes land, under which the Company has guaranteed supplemental payment obligations of approximately $150 million at the termination of these leases. On June 3, 2013, the Company paid $88.7 million to buy-out one of these leases and recorded them within Property, plant and equipment on the balance sheet as of that date. No significant credit guarantees existed between the Company and third parties as of December 29, 2013 or December 28, 2014.
Redeemable Noncontrolling Interest:
The minority partner in Coniexpress has the right, at any time, to exercise a put option to require the Company to purchase their equity interest at a redemption value determinable from a specified formula based on a multiple of EBITDA (subject to a fixed minimum linked to the original acquisition date value). The Company also has a call right on this noncontrolling interest exercisable at any time and subject to the same redemption price. The put and call options cannot be separated from the noncontrolling interest and the combination of a noncontrolling interest and the redemption feature require classification of the minority partner’s interest as a redeemable noncontrolling interest in the consolidated balance sheet. In the first quarter of Fiscal 2013, the minority partner exercised their put option for 15% of their initial 20% equity interest, retaining 5%. An adjustment was made to retained earnings to record the carrying value at the maximum redemption value immediately prior to this transaction. As this exercise did not result in a change in control of Coniexpress, it was accounted for as an equity transaction. In addition, the amount of cumulative translation adjustment previously allocated to the redeemable noncontrolling interest was adjusted to reflect the change in ownership. Any subsequent change in maximum redemption value would be adjusted through retained earnings as noted in our consolidated statements of equity.
During the fourth quarter of 2014, the Company assessed the maximum redemption value of the remaining 5% of equity interest, resulting in an increase to its carrying value of $2.5 million, which was recorded as an adjustment to retained earnings as reflected in the consolidated statements of equity. Accordingly, the carrying amount of the redeemable noncontrolling interest approximates its maximum redemption value of the remaining 5% equity interest as at December 28, 2014. We do not currently believe the exercise of the put option would materially impact our results of operations or financial condition.

19.    Advertising Costs
Advertising expenses (including production and communication costs) for the year ended December 28, 2014, the Successor period February 8, 2013 to December 29, 2013, the Predecessor period April 29, 2013 to June 7, 2013, and fiscal years 2013 and 2012 were $386.2 million, $267.5 million, $36.1 million, $439.3 million, and $416.9 million, respectively. For the year ended December 28, 2014, the Successor period February 8, 2013 to December 29, 2013, the Predecessor period April 29, 2013 to June 7, 2013, and fiscal years 2013 and 2012, $144.9 million, $77.2 million, $14.3 million, $134.6 million, and $136.0 million, respectively, were recorded as a reduction of revenue and $241.3 million, $190.2 million, $21.6 million, $304.5 million, and $281.0 million, respectively, were recorded as a component of SG&A.
The prior year amounts above have been updated to conform to the current year definition of advertising costs resulting in decreases of $14.8 million, $5.6 million, $25.7 million and $23.6 million in the Successor period February 8, 2013 to December 29, 2013, the Predecessor period April 29, 2013 to June 7, 2013, and fiscal years 2013 and 2012, respectively.

20.    Venezuela- Foreign Currency and Inflation

The Company applies highly inflationary accounting to its business in Venezuela. Under highly inflationary accounting, the financial statements of our Venezuelan subsidiary are remeasured into the Company's reporting currency (U.S. dollars), based on the exchange rate at which we expect to remit dividends in U.S. dollars, (which we currently determine to be the official exchange rate of 6.30 BsF/US$). Exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than accumulated other comprehensive loss on the balance sheet, until such time as the economy is no longer considered highly inflationary. The impact of applying highly inflationary accounting for Venezuela on our consolidated financial statements is dependent upon movements in the official exchange rate between the Venezuelan bolivar fuerte and the U.S. dollar.
In February 2013, the Venezuelan government announced the devaluation of its currency relative to the U.S. dollar, changing the official exchange rate from BsF4.30 to BsF6.30 per U.S. dollar. As a result, the Company recorded a $42.9 million pre-tax

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

currency translation loss, which was reflected within other expense, net, on the consolidated statement of operations during the first quarter of 2013 ($39.1 million after-tax loss).
In March 2013, the Venezuelan government announced the creation of a new foreign exchange mechanism called the Complimentary System of Foreign Currency Acquirement (or SICAD, which stands for Sistema Complimentario de Administración de Divisas). It operates similar to an auction system and allows entities in specific sectors to bid for U.S. dollars to be used for specified import transactions. In January 2014, the government in Venezuela announced certain changes to the regulations governing the currency exchange market. The current official exchange rate remains applicable to import activities related to certain necessities, including food products.
In February 2014, the Venezuelan government established a new foreign exchange market mechanism (SICAD II), which became effective on March 24, 2014 and may be the market through which U.S. dollars will be obtained for the remittance of dividends. This market has significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms.  Between March 24, 2014 and December 28, 2014 the published weighted average daily exchange rate was between BsF49.02 bolivars and BsF51.86 per U.S. dollar. The Company has had limited access to the SICAD II market mechanism and has converted BsF164.3 million into $3.1 million, recognizing a transactional currency loss of $22.9 million for the year ended December 28, 2014, which has been recorded in other expense, net, in the consolidated statements of operations.
In February 2015, the Venezuelan government announced a new open market foreign exchange system, the Marginal Currency System (SIMADI), which replaces the SICAD II exchange mechanism and allows for legal trading of foreign currency based upon supply and demand. Subsequent to February 12, 2015, the date on which SIMADI market trading commenced, the published weighted average daily exchange rate was approximately BsF 170 per U.S. dollar. The Company has not had any settlements at SIMADI rates.
The Company has had access to, and had settlements at, the current official rate in this period and has outstanding requests for settlement at the official rate. While there is considerable uncertainty with respect to the actual rates to be realized in the circumstances, as of December 28, 2014, management continues to believe the official rate is legally available and appropriate for the Company's operations in Venezuela, and we continue to believe it is appropriate to remeasure our Venezuelan monetary assets and liabilities at the official rate of 6.30 bolivars per U.S. dollar. We will continue to monitor the evolving Venezuelan exchange market, including the newly established SIMADI market.
Our Venezuelan subsidiary included $173.0 million of net monetary assets and liabilities in its balance sheet at December 28, 2014, and recognized $440.1 million of sales in the year then ended, representing approximately 4% of total Company sales. Further devaluation of the bolivar fuerte, or our inability to convert our net monetary assets denominated in bolivar fuerte into U.S. dollars at the official exchange rate of BsF6.30 per U.S. dollar, could materially impact our results of operations or cash flows.

21.     Change in Fiscal Year End

The Company changed its fiscal year end from the Sunday closest to April 30 to the Sunday closest December 31, effective December 29, 2013. The consolidated statement of operations are provided below for the Successor period February 8, 2013 to December 29, 2013, the Predecessor period April 29, 2013 to June 7, 2013, and the eight months ended December 23, 2012. The financial information provided for the eight months ended December 23, 2012 is unaudited since it represented an interim period of fiscal year 2013. The unaudited financial information for the eight-month period ended December 23, 2012 (based on the Company's former fiscal month end), include all normal recurring adjustments necessary for a fair statement of the results for that period.

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

H. J. Heinz Corporation II and Subsidiaries
Condensed Consolidated Statements of Operations

	Successor	Predecessor
	February 8 - December 29, 2013	April 29 - June 7, 2013	December 23, 2012
	(29 Weeks)	(6 Weeks)	(34 Weeks)
			(Unaudited)
	(In thousands)
Sales	$6,239,562	$1,112,872	$7,438,060
Gross profit	$1,651,771	$383,335	$2,692,003
(Benefit from)/provision for income taxes	$(231,623)	$61,097	$142,528
(Loss)/income from continuing operations	$(66,082)	$(191,424)	$769,272
Loss from discontinued operations, net of tax	$(5,636)	$(1,273)	$(36,322)
Net (loss)/income attributable to H. J. Heinz Corporation II	$(77,021)	$(195,571)	$722,331

22.     Supplemental Financial Information

On April 1, 2013, in connection with the Merger, Merger Subsidiary completed the private placement of $3.1 billion aggregate principal amount of 4.25% Exchange Notes to Initial Purchasers for resale by the Initial Purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States under Regulation S of the Securities Act. See Note 11 for more details.

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

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Successor
H. J. Heinz Corporation II and Subsidiaries

Condensed Consolidating Statements of Operations
For the Year Ended December 28, 2014

	Holdings	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Sales	$—	$222,717	$3,723,265	$7,324,870	$(348,583)	$10,922,269
Cost of product sold	—	184,764	2,604,485	4,850,636	(348,583)	7,291,302
Gross profit	—	37,953	1,118,780	2,474,234	—	3,630,967
Selling, general and administrative expenses	—	65,388	639,106	1,358,096	—	2,062,590
Operating (loss)/income	—	(27,435)	479,674	1,116,138	—	1,568,377
Interest expense/(income), net	—	635,074	25,551	(7,461)	—	653,164
Other (expense)/income, net	—	(18,702)	9,803	(103,358)	—	(112,257)
(Loss)/income from continuing operations before income taxes	—	(681,211)	463,926	1,020,241	—	802,956
Equity in earnings of subsidiaries	657,071	1,172,556	759,593	—	(2,589,220)	—
(Benefit from)/provision for income taxes	—	(165,726)	107,461	188,833	—	130,568
Net income	657,071	657,071	1,116,058	831,408	(2,589,220)	672,388
Less: Net income attributable to noncontrolling interest	—	—	—	15,317	—	15,317
Net income	$657,071	$657,071	$1,116,058	$816,091	$(2,589,220)	$657,071

Total comprehensive (loss)/income	$(149,425)	$(149,425)	$166,487	$(57,152)	$40,090	$(149,425)

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Successor
H. J. Heinz Corporation II and Subsidiaries

Condensed Consolidating Statements of Operations
For the Period from February 8, 2013 through December 29, 2013

	Holdings	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Sales	$—	$143,778	$2,124,094	$4,191,932	$(220,242)	$6,239,562
Cost of product sold	—	1,614	1,696,754	3,109,665	(220,242)	4,587,791
Gross profit	—	142,164	427,340	1,082,267	—	1,651,771
Selling, general and administrative expenses	—	167,668	422,027	1,070,050	—	1,659,745
Operating (loss)/income	—	(25,504)	5,313	12,217	—	(7,974)
Interest expense, net	—	379,834	6,263	9,335	—	395,432
Other income/(expense), net	—	112,267	(2,170)	(4,396)	—	105,701
Loss from continuing operations before income taxes	—	(293,071)	(3,120)	(1,514)	—	(297,705)
Equity in (losses)/earnings of subsidiaries	(77,021)	127,019	121,234	—	(171,232)	—
Benefit from income taxes	—	(89,031)	(18,033)	(124,559)	—	(231,623)
(Loss)/income from continuing operations	(77,021)	(77,021)	136,147	123,045	(171,232)	(66,082)
Loss from discontinued operations, net of tax	—	—	—	(5,636)	—	(5,636)
Net (loss)/income	(77,021)	(77,021)	136,147	117,409	(171,232)	(71,718)
Less: Net income attributable to noncontrolling interest	—	—	—	5,303	—	5,303
Net (loss)/income	$(77,021)	$(77,021)	$136,147	$112,106	$(171,232)	$(77,021)

Total comprehensive income	$155,989	$155,989	$402,326	$342,444	$(900,759)	$155,989

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Predecessor
H. J. Heinz Corporation II and Subsidiaries

Condensed Consolidating Statements of Operations
For the Period from April 29, 2013 through June 7, 2013

	Holdings	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Sales	NA	$18,077	$377,062	$743,341	$(25,608)	$1,112,872
Cost of product sold	NA	428	258,094	496,623	(25,608)	729,537
Gross profit	NA	17,649	118,968	246,718	—	383,335
Selling, general and administrative expenses	NA	101,974	75,011	178,567	—	355,552
Operating (loss)/income	NA	(84,325)	43,957	68,151	—	27,783
Interest expense, net	NA	17,767	13,712	993	—	32,472
Other (expense)/income, net	NA	(25,264)	(105,490)	5,116	—	(125,638)
(Loss)/income from continuing operations before income taxes	NA	(127,356)	(75,245)	72,274	—	(130,327)
Equity in earnings of subsidiaries	NA	12,398	56,897	—	(69,295)	—
Provision for/(benefit from) income taxes	NA	80,613	(29,031)	9,515	—	61,097
(Loss)/income from continuing operations	NA	(195,571)	10,683	62,759	(69,295)	(191,424)
Loss from discontinued operations, net of tax	NA	—	—	(1,273)	—	(1,273)
Net (loss)/income	NA	(195,571)	10,683	61,486	(69,295)	(192,697)
Less: Net income attributable to noncontrolling interest	NA	—	—	2,874	—	2,874
Net (loss)/income	NA	$(195,571)	$10,683	$58,612	$(69,295)	$(195,571)

Total comprehensive (loss)/income	NA	$(276,608)	$(46,925)	$53,418	$(6,493)	$(276,608)

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Predecessor
H. J. Heinz Corporation II and Subsidiaries

Condensed Consolidating Statements of Operations
For the Year Ended April 28, 2013

	Holdings	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Sales	NA	$250,421	$3,954,424	$7,707,691	$(383,650)	$11,528,886
Cost of product sold	NA	3,348	2,715,668	4,998,050	(383,650)	7,333,416
Gross profit	NA	247,073	1,238,756	2,709,641	—	4,195,470
Selling, general and administrative expenses	NA	200,286	661,481	1,672,052	—	2,533,819
Operating income/(loss)	NA	46,787	577,275	1,037,589	—	1,661,651
Interest expense, net	NA	165,541	73,803	16,468	—	255,812
Other expense, net	NA	(9,503)	(7,195)	(45,498)	—	(62,196)
(Loss)/income from continuing operations before income taxes	NA	(128,257)	496,277	975,623	—	1,343,643
Equity in earnings of subsidiaries	NA	1,177,533	728,396	—	(1,905,929)	—
Provision for income taxes	NA	48,195	83,073	110,330	—	241,598
(Loss)/income from continuing operations	NA	1,001,081	1,141,600	865,293	(1,905,929)	1,102,045
Income/(loss) from discontinued operations, net of tax	NA	11,822	(33,580)	(52,954)	—	(74,712)
Net (loss)/income	NA	1,012,903	1,108,020	812,339	(1,905,929)	1,027,333
Less: Net income attributable to noncontrolling interest	NA	—	—	14,430	—	14,430
Net (loss)/income	NA	$1,012,903	$1,108,020	$797,909	$(1,905,929)	$1,012,903

Total comprehensive income	NA	$683,093	$741,167	$502,061	$(1,243,228)	$683,093

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Predecessor
H. J. Heinz Corporation II and Subsidiaries

Condensed Consolidating Statements of Operations
For the Year Ended April 29, 2012

	Holdings	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Sales	NA	$244,505	$3,974,717	$7,661,912	$(373,562)	$11,507,572
Cost of product sold	NA	2,046	2,818,328	5,065,971	(373,562)	7,512,783
Gross profit	NA	242,459	1,156,389	2,595,941	—	3,994,789
Selling, general and administrative expenses	NA	194,766	662,735	1,634,981	—	2,492,482
Operating income/(loss)	NA	47,693	493,654	960,960	—	1,502,307
Interest expense, net	NA	153,021	86,742	18,699	—	258,462
Other income/(expense), net	NA	8,227	(6,878)	(9,105)	—	(7,756)
(Loss)/income from continuing operations before income taxes	NA	(97,101)	400,034	933,156	—	1,236,089
Equity in earnings of subsidiaries	NA	1,044,268	779,388	—	(1,823,656)	—
Provision for income taxes	NA	24,008	88,153	132,805	—	244,966
(Loss)/income from continuing operations	NA	923,159	1,091,269	800,351	(1,823,656)	991,123
Loss from discontinued operations, net of tax	NA	—	(2,242)	(48,973)	—	(51,215)
Net (loss)/income	NA	923,159	1,089,027	751,378	(1,823,656)	939,908
Less: Net income attributable to noncontrolling interest	NA	—	—	16,749	—	16,749
Net (loss)/income	NA	$923,159	$1,089,027	$734,629	$(1,823,656)	$923,159

Total comprehensive income/(loss)	NA	$378,451	$606,625	$215,227	$(821,852)	$378,451

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Successor
H. J. Heinz Corporation II and Subsidiaries

Condensed Consolidating Balance Sheets
As of December 28, 2014

	Holdings	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS	(In thousands)
Current assets:
Cash and cash equivalents	$—	$532,522	$13,517	$1,752,638	$—	$2,298,677
Trade receivables	—	—	—	850,617	—	850,617
Other receivables	—	272,673	8,713	102,343	—	383,729
Receivables due from affiliates	—	231,236	49,351	280,538	(561,125)	—
Inventories:
Finished goods and work-in-process	—	—	405,203	556,579	—	961,782
Packaging material and ingredients	—	—	62,387	160,127	—	222,514
Total inventories	—	—	467,590	716,706	—	1,184,296
Prepaid expenses	—	11,848	35,005	105,408	(12,803)	139,458
Short-term lending due from affiliates	—	534,191	2,038,124	1,391,715	(3,964,030)	—
Other current assets	—	—	15,523	90,514	(47,575)	58,462
Total current assets	—	1,582,470	2,627,823	5,290,479	(4,585,533)	4,915,239
Property, plant and equipment:
Property, plant and equipment, gross	—	289,446	880,484	1,626,151	—	2,796,081
Less accumulated depreciation	—	43,641	167,068	220,005	—	430,714
Total property, plant and equipment, net	—	245,805	713,416	1,406,146	—	2,365,367
Other non-current assets:
Goodwill	—	—	8,906,866	6,051,699	—	14,958,565
Investments in subsidiaries	15,437,843	27,177,090	14,261,178	—	(56,876,111)	—
Trademarks, net	—	4,674,368	455,105	6,325,085	—	11,454,558
Other intangibles, net	—	342,852	621,303	768,439	—	1,732,594
Long-term lending due from affiliates	—	—	4,379,667	191,389	(4,571,056)	—
Other non-current assets	—	685,577	14,401	636,440	—	1,336,418
Total other non-current assets	15,437,843	32,879,887	28,638,520	13,973,052	(61,447,167)	29,482,135
Total assets	$15,437,843	$34,708,162	$31,979,759	$20,669,677	$(66,032,700)	$36,762,741

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Successor
H. J. Heinz Corporation II and Subsidiaries

Condensed Consolidating Balance Sheets
As of December 28, 2014

	Holdings	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS EQUITY	(In thousands)
Current liabilities:
Short-term debt	$—	$—	$—	$58,575	$—	$58,575
Short-term lending due to affiliates	—	2,604,126	1,330,932	28,972	(3,964,030)	—
Portion of long-term debt due within one year	—	—	336	10,990	—	11,326
Trade payables	—	28,151	584,654	1,038,329	—	1,651,134
Payables due to affiliates	—	186,923	106,397	267,805	(561,125)	—
Other payables	—	101,084	46,164	55,799	—	203,047
Accrued trade promotions and marketing	—	—	53,135	244,118	—	297,253
Other accrued liabilities	—	180,311	121,615	350,252	(12,803)	639,375
Income taxes	—	176,243	102,836	210	(47,575)	231,714
Total current liabilities	—	3,276,838	2,346,069	2,055,050	(4,585,533)	3,092,424
Long-term debt and other non-current liabilities:
Long-term debt	—	11,573,617	1,763,843	247,527	—	13,584,987
Long-term borrowings due to affiliates	—	2,000,000	191,363	2,607,892	(4,799,255)	—
Deferred income taxes	—	2,303,512	178,704	1,384,287	—	3,866,503
Non-pension post-retirement benefits	—	3,524	145,457	48,193	—	197,174
Other non-current liabilities	—	112,828	22,020	200,762	—	335,610
Total long-term debt and other non-current liabilities	—	15,993,481	2,301,387	4,488,661	(4,799,255)	17,984,274
Commitments and contingent liabilities (See Note 18)
Redeemable noncontrolling interest	—	—	—	29,282	—	29,282
Total shareholders' equity	15,437,843	15,437,843	27,332,303	13,877,766	(56,647,912)	15,437,843
Noncontrolling interest	—	—	—	218,918	—	218,918
Total equity	15,437,843	15,437,843	27,332,303	14,096,684	(56,647,912)	15,656,761
Total liabilities and equity	$15,437,843	$34,708,162	$31,979,759	$20,669,677	$(66,032,700)	$36,762,741

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

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

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Successor
H. J. Heinz Corporation II and Subsidiaries

Condensed Consolidating Balance Sheets
As of December 29, 2013

	Holdings	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS EQUITY	(In thousands)
Current liabilities:
Short-term debt	$—	$—	$—	$143,689	$—	$143,689
Short-term lending due to affiliates	—	9,589	2,408,903	23,846	(2,442,338)	—
Portion of long-term debt due within one year	—	95,000	430	12,335	—	107,765
Trade payables	—	13,389	326,636	852,049	—	1,192,074
Payables due to affiliates	—	49,265	60,488	56,591	(166,344)	—
Other payables	—	16,349	2,569	129,275	—	148,193
Accrued trade promotions and marketing	—	—	80,892	289,437	—	370,329
Other accrued liabilities	—	226,289	148,609	406,841	(21,118)	760,621
Income taxes	—	192,282	2,120	49,287	(41,501)	202,188
Total current liabilities	—	602,163	3,030,647	1,963,350	(2,671,301)	2,924,859
Long-term debt and other non-current liabilities:
Long-term debt	—	12,568,819	1,772,244	276,583	—	14,617,646
Long-term borrowings due to affiliates	—	2,000,000	202,766	1,554,633	(3,757,399)	—
Deferred income taxes	—	2,554,207	186,722	1,419,974	—	4,160,903
Non-pension post-retirement benefits	—	3,732	138,136	54,504	—	196,372
Other non-current liabilities	—	372,224	35,989	121,212	—	529,425
Total long-term debt and other non-current liabilities	—	17,498,982	2,335,857	3,426,906	(3,757,399)	19,504,346
Commitments and contingent liabilities (See Note 18)
Redeemable noncontrolling interest	—	—	—	29,885	—	29,885
Total shareholders' equity	16,297,416	16,297,416	25,784,608	15,524,371	(57,606,395)	16,297,416
Noncontrolling interest	—	—	—	215,842	—	215,842
Total equity	16,297,416	16,297,416	25,784,608	15,740,213	(57,606,395)	16,513,258
Total liabilities and equity	$16,297,416	$34,398,561	$31,151,112	$21,160,354	$(64,035,095)	$38,972,348

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Predecessor
H. J. Heinz Corporation II and Subsidiaries

Condensed Consolidating Balance Sheets
As of April 28, 2013

	Holdings	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS	(In thousands)
Current assets:
Cash and cash equivalents	NA	$5	$137,604	$2,339,090	$—	$2,476,699
Trade receivables	NA	—	—	872,864	—	872,864
Other receivables	NA	56,262	12,536	132,190	—	200,988
Receivables due from affiliates	NA	44,249	20,291	46,945	(111,485)	—
Inventories:
Finished goods and work-in-process	NA	—	355,022	721,757	—	1,076,779
Packaging material and ingredients	NA	—	74,397	181,521	—	255,918
Total inventories	NA	—	429,419	903,278	—	1,332,697
Prepaid expenses	NA	13,534	45,218	101,906	—	160,658
Short-term lending due from affiliates	NA	669,413	30,854	2,325,431	(3,025,698)	—
Other current assets	NA	11,157	17,144	71,032	(7,677)	91,656
Total current assets	NA	794,620	693,066	6,792,736	(3,144,860)	5,135,562
Property, plant and equipment:
Property, plant and equipment, gross	NA	352,619	1,477,579	3,528,891	—	5,359,089
Less accumulated depreciation	NA	99,092	897,030	1,904,166	—	2,900,288
Total property, plant and equipment, net	NA	253,527	580,549	1,624,725	—	2,458,801
Other non-current assets:
Goodwill	NA	—	1,219,644	1,859,606	—	3,079,250
Investments in subsidiaries	NA	7,504,334	8,376,351	—	(15,880,685)	—
Trademarks, net	NA	90,438	126,096	820,749	—	1,037,283
Other intangibles, net	NA	25,781	87,140	265,266	—	378,187
Long-term lending due from affiliates	NA	—	2,525,858	190,110	(2,715,968)	—
Other non-current assets	NA	53,563	201,018	595,343	—	849,924
Total other non-current assets	NA	7,674,116	12,536,107	3,731,074	(18,596,653)	5,344,644
Total assets	NA	$8,722,263	$13,809,722	$12,148,535	$(21,741,513)	$12,939,007

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Predecessor
H. J. Heinz Corporation II and Subsidiaries

Condensed Consolidating Balance Sheets
As of April 28, 2013

	Holdings	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS EQUITY	(In thousands)
Current liabilities:
Short-term debt	NA	$1,100,000	$—	$37,181	$—	$1,137,181
Short-term lending due to affiliates	NA	9,589	843,810	2,172,299	(3,025,698)	—
Portion of long-term debt due within one year	NA	663,967	351,133	8,112	—	1,023,212
Trade payables	NA	14,628	390,160	905,221	—	1,310,009
Payables due to affiliates	NA	42,076	25,538	43,871	(111,485)	—
Other payables	NA	39,300	19,934	123,594	—	182,828
Accrued trade promotions and marketing	NA	—	59,404	254,526	—	313,930
Other accrued liabilities	NA	180,725	139,404	385,353	—	705,482
Income taxes	NA	36,064	2,386	83,457	(7,677)	114,230
Total current liabilities	NA	2,086,349	1,831,769	4,013,614	(3,144,860)	4,786,872
Long-term debt and other non-current liabilities:
Long-term debt	NA	1,447,902	2,159,880	240,557	—	3,848,339
Long-term borrowings due to affiliates	NA	2,000,000	636,900	367,824	(3,004,724)	—
Deferred income taxes	NA	147,604	316,390	214,571	—	678,565
Non-pension post-retirement benefits	NA	13,544	161,416	65,359	—	240,319
Other non-current liabilities	NA	225,333	61,340	219,889	—	506,562
Total long-term debt and other non-current liabilities	NA	3,834,383	3,335,926	1,108,200	(3,004,724)	5,273,785
Commitments and contingent liabilities (See Note 18)
Redeemable noncontrolling interest	NA	—	—	29,529	—	29,529
Total shareholders' equity	NA	2,801,531	8,642,027	6,949,902	(15,591,929)	2,801,531
Noncontrolling interest	NA	—	—	47,290	—	47,290
Total equity	NA	2,801,531	8,642,027	6,997,192	(15,591,929)	2,848,821
Total liabilities and equity	NA	$8,722,263	$13,809,722	$12,148,535	$(21,741,513)	$12,939,007

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Successor
H. J. Heinz Corporation II and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Year Ended December 28, 2014

	Holdings	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities	(In thousands)
Cash provided by operating activities	$577,578	$131,666	$1,027,059	$1,543,504	$(1,138,070)	$2,141,737
Investing activities:
Capital expenditures	—	(65,217)	(146,163)	(188,048)	—	(399,428)
Net payments on intercompany lending activities	—	(388,892)	(1,883,011)	(723,285)	2,995,188	—
Return of capital	142,422	—	—	—	(142,422)	—
Other items, net	—	14,074	27,317	8,174	—	49,565
Cash provided/(used for) by investing activities	142,422	(440,035)	(2,001,857)	(903,159)	2,852,766	(349,863)
Financing activities:
Payments on long-term debt	—	(1,095,000)	(688)	(7,375)	—	(1,103,063)
Net proceeds/(payments) on intercompany borrowing activities	—	2,594,537	521,216	(120,565)	(2,995,188)	—
Net payments on commercial paper and short-term debt	—	—	—	(2,902)	—	(2,902)
Dividends	(720,000)	(720,000)	(475,954)	(84,538)	1,280,492	(720,000)
Other items, net	—	12,958	—	(7,284)	—	5,674
Cash (used for)/provided by financing activities	(720,000)	792,495	44,574	(222,664)	(1,714,696)	(1,820,291)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(131,898)	—	(131,898)
Net increase/(decrease) in cash and cash equivalents	—	484,126	(930,224)	285,783	—	(160,315)
Cash and cash equivalents at beginning of year	—	48,396	943,741	1,466,855	—	2,458,992
Cash and cash equivalents at end of year	$—	$532,522	$13,517	$1,752,638	$—	$2,298,677

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Successor
H. J. Heinz Corporation II and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Period from February 8, 2013 through December 29, 2013

	Holdings	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities	(In thousands)
Cash (used for)/provided by operating activities	$—	$(444,279)	$398,967	$319,292	$(238,922)	$35,058
Investing activities:
Capital expenditures	—	(46,905)	(42,170)	(112,940)	—	(202,015)
Net proceeds/(payments) on intercompany lending activities	—	863,629	(19,275)	(370,843)	(473,511)	—
Additional investments in subsidiaries	(16,500,000)	(61,596)	—	—	16,561,596	—
Acquisition of the business, net of cash on hand	—	(23,564,251)	407,067	1,662,897	—	(21,494,287)
Return of capital	360,000	—	—	—	(360,000)	—
Other items, net	—	105	(467)	25,233	—	24,871
Cash (used for)/provided by investing activities	(16,140,000)	(22,809,018)	345,155	1,204,347	15,728,085	(21,671,431)
Financing activities:
Payments on long-term debt	—	(1,707,668)	(950,072)	(12,175)	—	(2,669,915)
Proceeds from long-term debt	—	12,568,876	—	5,699	—	12,574,575
Debt issuance costs	—	(320,824)	—	—	—	(320,824)
Net (payments)/proceeds on intercompany borrowing activities	—	(1,807,211)	1,383,256	(49,556)	473,511	—
Net (payments)/proceeds on commercial paper and short-term debt	—	(1,600,000)	(165,700)	125,110	—	(1,640,590)
Dividends	(360,000)	(360,000)	(129,461)	(109,461)	598,922	(360,000)
Capital contribution	16,500,000	16,500,000	61,596	—	(16,561,596)	16,500,000
Other items, net	—	28,520	—	(2,525)	—	25,995
Cash provided by/(used for) financing activities	16,140,000	23,301,693	199,619	(42,908)	(15,489,163)	24,109,241
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(13,876)	—	(13,876)
Net increase in cash and cash equivalents	—	48,396	943,741	1,466,855	—	2,458,992
Cash and cash equivalents at beginning of year	—	—	—	—	—	—
Cash and cash equivalents at end of year	$—	$48,396	$943,741	$1,466,855	$—	$2,458,992

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Predecessor
H. J. Heinz Corporation II and Subsidiaries

Condensed Consolidating Statements of Cash Flows
For the Period from April 29, 2013 through June 7, 2013

	Holdings	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities	(In thousands)
Cash (used for)/provided by operating activities	NA	$(34,879)	$5,924	$(318,588)	$(24,550)	$(372,093)
Investing activities:
Capital expenditures	NA	(10,556)	(97,411)	(12,187)	—	(120,154)
Net payments on intercompany lending activities	NA	(192,352)	(920,912)	(1,835)	1,115,099	—
Disposal of subsidiary stock	NA	—	261,676	—	(261,676)	—
Other items, net	NA	(1,475)	31,611	223	—	30,359
Cash used for investing activities	NA	(204,383)	(725,036)	(13,799)	853,423	(89,795)
Financing activities:
Payments on long-term debt	NA	(306,354)	(133,172)	(221)	—	(439,747)
Proceeds from long-term debt	NA	—	—	1,521	—	1,521
Net (payments)/proceeds on intercompany borrowing activities	NA	(1,897)	1,134,224	(17,228)	(1,115,099)	—
Net proceeds/(payments) on commercial paper and short-term debt	NA	500,000	—	(19,328)	—	480,672
Dividends	NA	—	(9,550)	(15,000)	24,550	—
Other intercompany capital stock transactions	NA	—	—	(261,676)	261,676	—
Other items, net	NA	47,512	(2,927)	(1,613)	—	42,972
Cash provided by/(used for) financing activities	NA	239,261	988,575	(313,545)	(828,873)	85,418
Effect of exchange rate changes on cash and cash equivalents	NA	—	—	(30,262)	—	(30,262)
Net (decrease)/increase in cash and cash equivalents	NA	(1)	269,463	(676,194)	—	(406,732)
Cash and cash equivalents at beginning of period	NA	5	137,604	2,339,090	—	2,476,699
Cash and cash equivalents at end of period	NA	$4	$407,067	$1,662,896	$—	$2,069,967

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Predecessor
H. J. Heinz Corporation II and Subsidiaries

Condensed Consolidating Statements of Cash Flows
For the Year Ended April 28, 2013

	Holdings	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities	(In thousands)
Cash provided by operating activities	NA	$407,815	$617,969	$935,295	$(571,116)	$1,389,963
Investing activities:
Capital expenditures	NA	(55,672)	(68,537)	(274,889)	—	(399,098)
Net (payments)/proceeds on intercompany lending activities	NA	(495,976)	26,956	331,555	137,465	—
Additional investments in subsidiaries	NA	(276,166)	(132)	—	276,298	—
Other items, net	NA	31	4,040	21,907	—	25,978
Cash (used for)/provided by investing activities	NA	(827,783)	(37,673)	78,573	413,763	(373,120)
Financing activities:
Payments on long-term debt	NA	(188,489)	(16,731)	(18,859)	—	(224,079)
Proceeds from long-term debt	NA	188,489	—	16,861	—	205,350
Net (payments)/proceeds on intercompany borrowing activities	NA	—	(319,494)	456,959	(137,465)	—
Net proceeds/(payments) on commercial paper and short-term debt	NA	1,100,000	—	(10,118)	—	1,089,882
Dividends	NA	(665,691)	(464,017)	(107,099)	571,116	(665,691)
Purchases of treasury stock	NA	(139,069)	—	—	—	(139,069)
Exercise of stock options	NA	113,477	—	—	—	113,477
Acquisition of subsidiary shares from noncontrolling interests	NA	—	—	(80,132)	—	(80,132)
Other intercompany capital stock transactions	NA	—	253,244	23,054	(276,298)	—
Other items, net	NA	11,217	(41,445)	(12,583)	—	(42,811)
Cash provided by/(used for) financing activities	NA	419,934	(588,443)	268,083	157,353	256,927
Effect of exchange rate changes on cash and cash equivalents	NA	—	—	(127,512)	—	(127,512)
Net (decrease)/increase in cash and cash equivalents	NA	(34)	(8,147)	1,154,439	—	1,146,258
Cash and cash equivalents at beginning of year	NA	39	145,751	1,184,651	—	1,330,441
Cash and cash equivalents at end of year	NA	$5	$137,604	$2,339,090	$—	$2,476,699

H. J. Heinz Corporation II and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Predecessor
H. J. Heinz Corporation II and Subsidiaries

Condensed Consolidating Statements of Cash Flows
For the Year Ended April 29, 2012

	Holdings	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities	(In thousands)
Cash provided by operating activities	NA	$434,499	$602,527	$1,051,780	$(595,689)	$1,493,117
Investing activities:
Capital expenditures	NA	(62,905)	(90,918)	(264,911)	—	(418,734)
Acquisitions of business, net of cash on hand	NA	—	—	(3,250)	—	(3,250)
Net (payments)/proceeds on intercompany lending activities	NA	(176,751)	544,719	(782,435)	414,467	—
Additional investments in subsidiaries	NA	(354,027)	—	—	354,027	—
Other items, net	NA	—	(41,312)	61,291	—	19,979
Cash (used for)/provided by investing activities	NA	(593,683)	412,489	(989,305)	768,494	(402,005)
Financing activities:
Payments on long-term debt	NA	—	(1,420,957)	(20,005)	—	(1,440,962)
Proceeds from long-term debt	NA	1,293,866	604,393	14,208	—	1,912,467
Net (payments)/proceeds on intercompany borrowing activities	NA	(414,577)	167,204	661,840	(414,467)	—
Net payments on commercial paper and short-term debt	NA	—	(18)	(42,525)	—	(42,543)
Dividends	NA	(619,104)	(532,208)	(63,481)	595,689	(619,104)
Purchases of treasury stock	NA	(201,904)	—	—	—	(201,904)
Exercise of stock options	NA	82,714	—	—	—	82,714
Acquisition of subsidiary shares from noncontrolling interests	NA	—	—	(54,824)	—	(54,824)
Other intercompany capital stock transactions	NA	—	253,241	100,786	(354,027)	—
Other items, net	NA	18,182	(5,361)	(11,500)	—	1,321
Cash provided by/(used for) financing activities	NA	159,177	(933,706)	584,499	(172,805)	(362,835)
Effect of exchange rate changes on cash and cash equivalents	NA	—	—	(122,147)	—	(122,147)
Net (decrease)/increase in cash and cash equivalents	NA	(7)	81,310	524,827	—	606,130
Cash and cash equivalents at beginning of year	NA	46	64,441	659,824	—	724,311
Cash and cash equivalents at end of year	NA	$39	$145,751	$1,184,651	$—	$1,330,441

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
There is nothing to be reported under this item.

Item 9A.	Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were effective and provided reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. See also “Report of Management on Internal Control over Financial Reporting.”

(b) Management’s Report on Internal Control Over Financial Reporting
Our management’s report on Internal Control Over Financial Reporting is set forth in Item 8 and incorporated herein by reference.
(c) Changes in Internal Control over Financial Reporting
During 2014, the Company continued its implementation of SAP software across operations in the U.S. and Russia. As appropriate, the Company is modifying the design and documentation of internal control processes and procedures relating to the new systems to simplify and harmonize existing internal control over financial reporting. There were no additional changes in the Company's internal control over financial reporting during the Company's most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information.
There is nothing to be reported under this item.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

BOARD OF DIRECTORS

Our current Board of Directors consists of six members, who have been elected pursuant to a shareholders’ agreement among the Sponsors and Holdings. All of the directors are employees of the Sponsors or their respective subsidiaries and are therefore deemed to be affiliates of the Company. The names of our current directors, along with their present positions and qualifications, their principal occupations and directorships held with public corporations during the past five years, their ages and the year first elected as a director are set forth below.

Name	Age	First Year Elected A Director

Gregory Abel	52	2013
Alexandre Behring	48	2013
Tracy Britt Cool	30	2013
Warren E. Buffett	84	2013
Jorge Paulo Lemann	75	2013
Marcel Herrmann Telles	65	2013
Gregory Abel
Age: 52
Chairman, Director, Chief Executive Officer and President, MidAmerican Energy Holdings Company (“MidAmerican”), an electric and natural gas service provider with more than 8.4 million customers worldwide; Chairman, Director, and Chief Executive Officer, PacifiCorp, an affiliate of MidAmerican; Chairman and Director, Nothern Powergrid Holdings Company, an affiliate of MidAmerican; Director, Kern River Gas Transmission Company, Northern Natural Gas Company, NV Energy, Inc. and HomeServices of America, Inc., the second-largest residential real estate brokerage firm in the United States, all affiliates of MidAmerican

Mr. Abel serves on the board and executive committee of the Edison Electric Institute and the Greater Des Moines Partnership. He also serves on the Nuclear Electric Insurance Limited board of directors; the Kum & Go, L.C. board of directors; the executive board of the Mid-Iowa Council Boy Scouts of America; the American Football Coaches Foundation board of directors and is a past member of the Drake University board of trustees. Mr. Abel has experience as chief executive officer and director of multiple energy companies. Due to his service as a director in a highly-regulated industry and his management experience, he provides the Board of Directors with strong operational skills.

Alexandre Behring
Age: 48
Managing Partner 3G Capital (2004 - present); Director and Chairman, Burger King Worldwide Holdings, Inc. (October 2010-present)
Mr. Behring has served on our Board of Directors since June 2013. Mr. Behring is a co-founder of 3G Capital and has been its managing partner since 2004. Previously, Mr. Behring spent 10 years at GP Investments, Latin America’s largest private-equity firm, including eight years as a partner and member of the firm’s Investment Committee. He served for seven years, from 1998 through 2004, as CEO of America Latina Logistica (“ALL”), Latin America’s largest railroad and logistics company. He served as a director of ALL until December 2011. Mr. Behring also serves as an alternate director of Lojas Americanas S.A., a retail chain operator based in Brazil. From July 2008 to May 2011, Mr. Behring served as a director of CSX Corporation, a U.S. rail-based transportation company. Mr. Behring is also currently a director of Burger King Worldwide, Inc., an affiliate of 3G Capital.

Mr. Behring was selected to be a member of the Board of Directors because of his extensive leadership experience in developing and operating both public and private companies. Mr. Behring’s particular qualifications and operational, financial and strategic skills strengthen the Board of Directors’ collective knowledge and capabilities.

Tracy Britt Cool
Age: 30
Chairman, Benjamin Moore, a leading manufacturer and retailer of paints and architectural coatings (June 2012-present); Chairman, Larson-Juhl, a manufacturer and distributor of wood and metal framing products (January 2012-present); Chairman, Oriental Trading, a direct merchant of party suppliers, arts and crafts, toys and novelties (November 2012-present); Chairman, Johns Manville, a manufacturer of commercial and industrial roofing systems, fire-protection systems, thermal and acoustical insulation, glass textile wall coverings and flooring (November 2012-present)

Ms. Cool received her B.A. from Harvard University in 2007 and her M.B.A. from Harvard Business School in 2009. Ms. Cool was hired by Berkshire Hathaway in December 2009 as Financial Assistant to the Berkshire Hathaway Chairman. Ms. Cool is also a co-founder of Smart Woman Securities, a nonprofit organization with the goal of educating women about managing their finances.

Ms. Cool has experience as chairman of several Berkshire Hathaway subsidiaries, as well as insight into financial, investment and other complex subjects as a result of her experience as Financial Assistant to the Chairman of Berkshire Hathaway.

Warren E. Buffett
Age: 84
Chairman and Chief Executive Officer, Berkshire Hathaway Inc. (1970-present); Director, The Washington Post Company (May 1996-May 2011)

Mr. Buffett brings over 43 years of experience as Chairman and Chief Executive Officer of publicly traded and private companies, providing the Board of Directors with a strong background in finance, investing and other complex subjects. His extensive experience in investing and building companies provides the Board of Directors with strong leadership and an investor’s perspective. Mr. Buffett has pledged all of his Berkshire shares, representing 99% of his net worth, to philanthropic endeavors.

Mr. Buffett has significant investment experience, including the evaluation of strategic opportunities and challenges of the Company’s business and its competitive and financial position, as well as experience in public and private company financial reporting practices.

Jorge Paulo Lemann
Age: 75
Founding Partner, 3G Capital (2004 - present); Director, Anheuser-Busch InBev (2004-present)

Mr. Lemann founded and was senior partner of Banco de Investimentos Garantia S.A. in Brazil from 1971 through June 1998. Until early 2005, Mr. Lemann was Director of The Gillette Company, Swiss Re and of Lojas Americanas. He was also Chairman of the Latin American Advisory Committee of the New York Stock Exchange. Mr. Lemann is co-founder and Board of Directors member of Fundação Estudar, a non-profit organization that provides scholarships for Brazilians and Endeavor, an international non-profit organization that supports entrepreneurs in emerging markets. Mr. Lemann is a member of JP Morgan International Council since 2012.

Mr. Lemann has experience as a director of a consumer products company and has a strong international experience in the beverage industry. He also has broad knowledge of strategy, investing and business development.

Marcel Herrmann Telles
Age: 65
Founding Partner, 3G Capital (2004-present); Director, Anheuser-Busch InBev (2004-present); Director, AmBev (2000-present)
Marcel Herrmann Telles has served on our Board of Directors since June 2013. Mr. Telles served as a member of the board of directors of Lojas Americanas S.A., and as Chief Executive Officer of Companhia Cervejaria Brahma (which became AmBev in 2002) from 1989 to 1999. He also served as a member of the board of directors of Burger King Worldwide Holdings, Inc. from 2010 to 2013. From 2009 to 2013, he served as a member of the Advisory Board of ITAU-UNIBANCO, a banking conglomerate based in Brazil. He serves on the board of directors of Fundação Estudar, a not-for-profit foundation in Brazil, and on the board of directors of ISMART, a not-for-profit foundation.

Mr. Telles has experience as the chief executive officer of a large brewing company and major consumer brand and as a director of multiple public and private companies in various industries. He has knowledge of strategy and business development, finance, supply chain management and distribution and leadership development.

See “Item 13. Certain Relationships and Related Transactions, and Director Independence - Related Person Transactions” below for a discussion of certain arrangements and understandings regarding the nomination and selection of certain of our directors.

EXECUTIVE OFFICERS

The names and ages of our current executive officers, along with their positions and qualifications, are set forth below.

Name	Age	Position

Bernardo Hees	45	Chief Executive Officer
Paulo Basilio	40	Chief Financial Officer
Matt Hill	44	Zone President of Heinz Europe
Eduardo Luz	42	Zone President of Heinz North America
Eduardo Pelleissone	41	Executive Vice President of Operations
Marcos Romaneiro	32	Zone President of Heinz Asia Pacific
Bernardo Hees is the Chief Executive Officer of the Company. Previously, Mr. Hees served as Chief Executive Officer Burger King Worldwide Holdings, Inc. from 2010 to June 2013 and Burger King Worldwide, Inc. from June 2012 to June 2013 and as Chief Executive Officer of ALL from January 2005 to September 2010.  Mr. Hees has also been a Partner at 3G Capital since July 2010. Mr. Hees has experience as Chief Executive Officer of Burger King and for a large railroad and logistics company based in Brazil. He has knowledge of strategy and business development, finance, marketing and consumer insight, risk assessment, leadership development and succession planning.  Mr. Hees earned a degree in Economics from the Pontifícia Universidade Católica (Brazil) and an MBA from the University of Warwick (United Kingdom). Mr. Hees joined Heinz in June 2013.
Paulo Basilio is the Chief Financial Officer of the Company. Mr. Basilio joined Heinz in June 2013. Mr. Basilio is a partner at an affiliate of 3G Capital and previously served as Chief Executive Officer of ALL from 2010 to 2012, after having served as ALL’s Chief Operating Officer, Chief Financial Officer and Analyst. Mr. Basilio holds a M.Sc. in Economics from Fundacao Getulio Vargas in Brazil.
Matt Hill is the Zone President of Heinz Europe since June of 2013. Prior to his appointment, Mr. Hill was President of Heinz UK & Ireland, the second largest business for the Company globally. Mr. Hill joined Heinz in 2010 as Chief Marketing Officer for the UK & Ireland and was promoted after four months to Chief Commercial Officer managing Sales and Marketing, and responsible for delivery of the Annual Plan. He was promoted to President UK & Ireland in April 2012. Prior to joining the Company, Mr. Hill spent 17 years at Unilever in a variety of UK, European and Global marketing roles including 7 years at a Vice President level. Mr. Hill has 20 years’ experience in the consumer packaged goods food industry. He brings experience of chilled, ambient and frozen product categories, of retail and foodservice channels, and of developed and emerging markets. Mr. Hill is an Economics graduate from the University of Warwick (United Kingdom). He is based in the United Kingdom and travels extensively throughout Europe.
Eduardo Luz is the Zone President for Heinz North America since January of 2014. Mr. Luz spent his whole career in the consumer packaged goods industry, occupying general management, sales and marketing positions in companies such as AB-InBev and Unilever. Prior to joining Heinz, Mr. Luz was CEO of a privately-owned Brazilian consumer packaged goods company, Flora, from 2011-2013. He has experience in diverse CPG categories such as Beverages, Personal Care, Home Care and Foods, and has worked on international assignments in four different continents. In his current role at Heinz, Mr. Luz has profit and loss and sales and marketing responsibilities for North America, encompassing both the Consumer Products and Food Service business segments for the United States and Canada. Mr. Luz holds a Master's degree in Business Administration from The Wharton School, with concentrations in Marketing and Operations.
Eduardo Pelleissone is the Executive Vice President of Operations. Prior to joining the Company, Mr. Pelleissone was Chief Executive Officer of ALL.  Previously, Mr. Pelleissone held the roles of Chief Operating Officer, Managing Director and General Manager of Agricultural Products at ALL.  Before joining ALL, Mr. Pelleissone held several positions at Glencore Importadora e Exportadora SA. Mr. Pelleissone also serves as a Chairman of Brado Logistics S/A, Vetria Mining S/A, and Ritmo Logistics S/A, all subsidiaries of ALL.  In addition, Mr. Pelleissone is a director of the Federation of Industries of the State of Sao Paulo, Brazil, the largest professional association of Brazilian industry, and is a director of the National Association of Rail Transport, a Brazilian civil nonprofit entity that promotes the development and improvement of rail transport in Brazil.  In his role as Vice President of Operations, Mr. Pelleissone has responsibility for supply chain, procurement and operations. Mr. Pelleissone has a Master in Business Administration in Logistics, Operations and Services from COPPEAD in Brazil. Mr. Pelleissone joined Heinz in July, 2013.

Marcos Romaneiro is the President of Heinz Asia Pacific since June of 2014. Prior to being appointed Zone President of Heinz Asia Pacific, Mr. Romaneiro was the Senior Vice President, Global Finance and was responsible for Planning, Treasury and Tax. Previously, Mr. Romaneiro worked at 3G Capital and was responsible for evaluating and executing on private equity opportunities. Prior to joining 3G Capital, Mr. Romaneiro spent six years in private equity at Cerberus Capital Management and Vestar Capital Partners. Mr. Romaneiro is a graduate of Brown University with a Business Economics degree and is a former professional soccer player.

CORPORATE GOVERNANCE
Election of Members to the Board of Directors
The Sponsors are party to a shareholders’ agreement with Parent, pursuant to which the members of the Board of Directors of the Company are nominated and elected. For so long as each Sponsor owns at least 66% of the common stock of Parent originally acquired by such Sponsor, such Sponsor is entitled to nominate and elect three representatives to the board of directors of Parent and each of its subsidiaries (including the Company). Following the closing of the Merger, all of the current members of the Board of Directors of the Company were so elected, in accordance with the provisions of the Company’s Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State, and the Company’s Amended and Restated Bylaws.
Board Committees
The Company's Board of Directors established a Corporate Governance Committee in July, 2014.  Members include the Chief Executive Officer (Bernardo Hees), Chief Financial Officer (Paulo Basilio), General Counsel (Daniel Shaw) and Berkshire Hathaway director Tracy Britt Cool. The Corporate Governance Committee is responsible for reviewing and approving quarterly and annual SEC financial filings, overseeing internal and external audit activities, ethics and compliance programs, and other relevant matters as determined by the Board.  In light of the Company's status as a privately held company and the absence of a public listing or trading market for its common stock, the Company's Board of Directors has not established any other committees of the Board of Directors and the entire Board of Directors shall act collectively in lieu of any other such committees.
Code of Ethics
The Company has adopted a Global Code of Conduct applicable to all directors, officers and employees of the Company, including our chief executive officer, chief financial officer and principal accounting officer. The Global Code of Conduct is posted on our website at www.heinz.com. We intend to disclose on our website any amendments to or waivers of this Global Code of Conduct.
Section 16(a) Beneficial Ownership Reporting Compliance
In light of our status as a privately held company since June 7, 2013, Section 16 reporting is no longer required.

Item 11.	Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Overview

INTRODUCTION

This Compensation Discussion and Analysis (“CD&A”) provides the disclosure required by Item 402(t) of Regulation S-K for 2014 and outlines compensation earned by or awarded to our named executive officers (the “NEOs”) during 2014, along with a former executive officer who would have been one of the Company’s NEOs had he still been serving as an executive officer at the end of the fiscal year.
For 2014 (December 30, 2013 to December 28, 2014), the Company’s “NEOs”, were the following five executives:
Bernardo Hees, Chief Executive Officer (or “CEO”);
Paulo Basilio, Chief Financial Officer (or “CFO”);
Eduardo Pelleissone, Executive Vice President Operations;
Matt Hill, Zone President Europe; and
Marcos Romaneiro, Zone President Asia Pacific.

Also included is a former executive officer who would have been one of the Company’s NEOs had he still been serving as an executive officer at the end of the fiscal year:
Fernando Pocaterra, Zone President Latin America.

Following the Merger, the Board of Directors of the Company did not designate a compensation committee and until it does so, the full Board of Directors of the Company will be responsible for all compensation committee functions.

Key Elements of our NEO Compensation Program - 2014
Compensation Philosophy
Our compensation philosophy is based on pay-for-performance. This philosophy incorporates the Company’s achievement of specific goals as well as achievement by employees of individual performance goals, or “Management by Objectives” (“MBOs”). Our compensation programs are designed to support our business initiatives by:

Rewarding superior financial and operational performance;

Placing a significant portion of compensation at risk if performance goals are not achieved;

Aligning the interests of the NEOs with those of our owners; and

Enabling us to attract, retain and motivate top talent.
In making determinations about compensation, the Board of Directors emphasizes the following factors specific to the relevant individual and his or her role:

An individual’s performance and long-term potential; and

The nature and scope of the individual’s responsibilities and his or her effectiveness in supporting our long-term goals.

Elements of Compensation and Benefit Programs
Our compensation program for our NEOs includes the following components of compensation: (1) base salaries, (2) Performance Bonus Plan, (3) discretionary stock option grants that may be awarded from time to time (4) benefits and, (5) limited perquisites.

COMPENSATION OBJECTIVES AND PRINCIPLES - 2014

The 2014 NEO compensation programs were designed to reward superior financial performance and achieve the following objectives, which were established by the Board of Directors:

Link the pay opportunity for each NEO to the performance of the Company, through the achievement of the financial and strategic objectives established by the Board of Directors;

Align the interests of NEOs to our owners by paying a significant portion of compensation (annual bonus plus stock options) as performance-based compensation;

Provide competitive compensation to attract and retain superior executive talent for the long term; and

Provide a balance between risk and potential reward for NEOs by:

o	Achieving a balance of short-term and long-term goals;

o	Discouraging unnecessary or excessive assumption of risks that would threaten the reputation or sustainability of the Company; and

o	Encouraging appropriate assumption of risk for competitive advantage.

EXECUTIVE PAY GUIDELINES - 2014

The Company’s Executive Pay Guidelines as applied in 2014 are expressed as a percentage of base salary and reflect target award opportunities, are shown below.

Current Executives	Annual Incentive	Stock Options
CEO	200%	Discretionary
CFO	150%	Discretionary
Other NEOs	150%	Discretionary

CASH COMPENSATION - 2014

Base Salaries

Base salaries are paid in accordance with benchmark market survey data and are the foundation for all of the NEO compensation programs as the target amounts of incentives are linked to salary, as set forth in the Executive Pay Guidelines, but the Company does not formally benchmark base salaries or other elements of compensation against a designated list of peer group companies. As salary changes, the target Performance Bonus Plan (“PBP”) typically changes proportionately. Salaries of the NEOs have typically been reviewed on an annual basis, as well as at the time of a promotion or other change in responsibilities. Salary increases not related to a change in role, if any, were based on an evaluation of the individual's most recent performance.

Annual Cash Incentive Awards

NEOs have been eligible to earn annual cash awards under the PBP (see the chart under “NEO Compensation Decisions - Performance Measurements - Financial Metrics”). The PBP was intended to reward NEOs for achieving targeted levels of performance. The upside and downside variation around the target award opportunity facilitated the objective of varying annual cash compensation to reflect our operating performance and the contribution of each NEO. The 2014 target awards and payments are described below in the narrative following the Summary Compensation Table under the heading “Performance Bonus Plan-Material Factors.”

LONG-TERM INCENTIVE COMPENSATION - 2014

Stock Options

In 2014, the Board of Directors approved the number of non-qualified stock options of Holdings to grant to each NEO. The stock option awards for NEOs are discretionary. All options were granted at an exercise price equal to the value of Holdings Common Stock on the date of grant. Accordingly, the stock options would have value only if the fair market value of Holdings stock increases after the grant date.  The stock options vest 100% on February 14, 2019 or May 21, 2019 as per each specific grant for active employment and a pro-rata vesting schedule dependent on the termination reason. The Company’s Stock Option Program is described below under “Stock Options-Material Factors.”

Bonus Swap Program

Under the 2013 Omnibus Incentive Plan, in 2014, NEOs were given the opportunity to invest a portion of their 2013 annual bonus to purchase shares at the designated share price on the February 14, 2014 grant date. For the NEOs that elected to purchase shares, the Company granted them bonus matching stock options based on their investment level (“Matching Options”).  All Matching Options were granted at an exercise price equal to the designated share price on the date of grant.  Accordingly, the stock options would have value only if the fair market value of Holdings stock increases after the grant date.  The Matching Stock options vest 100% on February 14, 2019, with a pro-rata vesting schedule dependent on the termination reason.  The Company’s Matching Option Program is described below under “Stock Options-Material Factors.”

Cash Equivalent RSU Replacement
I
In December 2013, Senior Management established a cash-based RSU replacement award for those who were previously eligible for an annual grant of performance-based RSUs. The award was meant to replace the award opportunity during the 6-month period of July 1, 2013 to December 29, 2013.  The Company’s award program is described below under “Cash Equivalent RSU Replacement-Material Factors.” The award will vest 25% on each anniversary of the grant date. The first 25% was paid by December 31, 2014. This award is solely applicable to Matt Hill for 2014.

NEO Compensation Decisions - 2014

PERFORMANCE MEASUREMENTS - 2014

Performance was Measured and Rewarded Based on Both:

1.	Total Company and/or Zone EBITDA; and

2.	Individual performance.

Under the Performance Bonus Plan (PBP), overall performance results are based on the % achievement of the EBITDA growth multiplied by the % achievement of the individual performance objectives as defined by their respective MBO, and as described below.

Total Company and/or Zone EBITDA

The Board of Directors established financial targets based on the expected year on year change in EBITDA at the company and zone level for each of the current NEOs. Actual performance results were based on the percent achievement of the target based on 2014 Actual compared to 2013 Actual EBITDA.

Individual Performance

Our MBO process was used by the Board of Directors to establish individual performance goals for each of the current NEOs and then to measure actual results against those goals. In January 2014, the specific goals and Key Performance Indicators ("KPIs") were established for each NEO and approved by the Board of Directors. Actual performance results were measured monthly, reviewed quarterly and audited at year end to determine a final performance rating for each current NEO.

The Company measures individual achievement based on a participant’s overall achievement of his or her MBOs, expressed as a percentage of completion (with 100% being completion of all MBOs). At the end of each year, the Board of Directors evaluates the CEO and reviews the individual performance evaluations that the CEO completed for each NEO.

For 2014, the CEO, CFO and NEOs each had five defined goals and related key performance indicators that were evaluated to measure performance of the relevant MBO. Each MBO was expressed as a percentage of achievement (with 100% being full completion). The MBOs included both quantitative and qualitative key performance metrics associated with the responsibilities of each individual NEO, including financial and operational KPIs.

Additional Information - 2014

RISK ANALYSIS OF NEO COMPENSATION POLICIES AND PRACTICES

Members of the Company’s management team reviewed the design of the Company’s annual and long-term incentive programs for NEOs in achieving the Company’s objective of an appropriate balance between risk and potential reward for executives. Based on an assessment of current programs it was concluded that the 2014 executive compensation plans were designed in a manner to:

Achieve a balance of short and long-term results aligned with key stakeholder interests;

Discourage executives from taking unnecessary or excessive risks that would threaten the reputation and/or sustainability of the Company; and

Encourage appropriate assumption of risk to the extent necessary for competitive advantage purposes.

PAYMENTS INITIATED AS A RESULT OF TERMINATION OF EMPLOYMENT

As a result of termination of employment of Fernando Pocaterra, the following payments were included in the determination of the 2014 NEOs and are reported in the All Other Compensation column of the Summary Compensation Table:

1.	Separation allowance - A discretionary severance payment, determined based on his prior service to the Company; and

2.	Retention RSUs and Accrued Cash Dividend Equivalent - value of retention RSUs based on the Merger cash price $72.50 per share along with the value of the accrued cash dividend equivalents.

MANAGEMENT CHANGES IN 2014

Executive-level appointments included Eduardo Luz (Zone President, North America) and Marcos Romaneiro (Zone President, Asia Pacific).

In addition to the Company’s NEOs for 2014, we have provided disclosure for Fernando Pocaterra, the former Zone President of Latin America, respectively, as this executive officer would have been a Company NEO had he still been serving as an executive officer at the end of 2014.

SUMMARY COMPENSATION TABLE (2014)
			Bonus (d)			Non-Equity Incentive Plan Compensation (g)
Name and Principal Position (a)	Year (b)	Salary ($) (c)	Annual Incentive Plan and Long Term Performance Program Awards ($)	Stock Awards (3) ($) (e)	Option Awards (1) ($) (f)	Performance Bonus Plan Awards (2) ($)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation (4) (5) ($) (i)	Total (6) ($) (j)
B. Hees	2014	1,000,000	—	—	542,376	1,215,000	—	56,358	2,813,734
Chief Executive Officer	2013T	561,538	—	—	7,290,000	1,166,667	—	24,821	9,043,026

P. L. Basilio	2014	500,000	—	—	209,699	700,000	—	26,552	1,436,251
Chief Financial Officer	2013T	280,769	—	—	2,916,000	437,500	—	152,406	3,786,675

E. M. Pelleissone	2014	500,000	—	—	203,323	500,000	—	55,189	1,258,512
EVP, Operations									—

M. Hill	2014	583,903	—	18,247	119,352	690,815	—	84,600	1,496,917
Zone President, Heinz Europe									—

M. Romaneiro	2014	445,362	—	—	614,523	434,410	—	249,279	1,743,574
Zone President, Heinz Asia Pacific

F. E. Pocaterra	2014	20,833	—	—	—	—	—	1,526,760	1,547,593
Zone President, Heinz Latin America	2013T	325,600	170,320	—	729,000	378,933	39,890	—	1,643,743

_______________________

(1)
The value of the stock option awards is equal to their grant date fair value as computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions made in the valuation of the stock option awards in this column (f), see Note 13, "Employees' Stock Incentive Plans and Management Incentive Plans" in Item 8 -"Financial Statement and Supplementary Data."

(2)
Amounts reported in this column (g) reflect the portions of the 2014 PBP awards that are attributable to either actual business unit or individual performance results against target. The bonuses were paid in cash to each NEO after the end of 2014.

(3)
In December 2013, Senior Management established a cash-based RSU replacement award for those who were previously eligible for an annual grant of performance-based RSUs. The award was meant to replace the award opportunity during the 6-month period of July 1, 2013 to December 29, 2013. The Company’s award program is described below under “Cash Equivalent RSU Replacement-Material Factors.” The award will vest 25% on each anniversary of the grant date. The first 25% was paid by December 31, 2014. This award is solely applicable to Matt Hill for 2014.

(4)
Messr. Romaneiro received benefits associated with his personal relocation to Singapore of $118,281, and the Company paid housing of $116,667. Messr. Pelleissone received benefits of $33,333 related to immigration expenses.

(5)	Messr. Pocaterra was separated from the Company on January 10, 2014. The related separation payment, including accelerated vesting of Retention and/or Cash-Equivalent RSUs, is $1,491,538.

(6)
Foreign currency conversion based on daily average for calendar year 2014. Messr. Hill's compensation was converted based on 1.6448 USD/GBP. Messr. Romaneiro's compensation was converted based on 0.7898 USD/SGD, for the period June - December.

The following narrative provides additional information about the various 2014 compensation plans, programs, and policies reflected in the Summary Compensation Table.

Performance Bonus Plan-Material Factors

In 2014, the PBP provided an annual cash incentive for possible award to the NEOs. The maximum award for any one participant was 130% of target for all participants.

Additionally, in 2014, NEOs were eligible to earn annual cash awards with reference to the metrics established for the PBP in the following manner:

The maximum award amount for each NEO was determined as described above; and

The award that would have been payable to each NEO under the PBP was determined with reference to the achievement of established metrics and other goals under the PBP.

PBP metrics are comprised of Company-wide financial metrics, business unit financial metrics, and personal goals.  The financial performance metric for the 2014 PBP is the achievement of the target EBITDA established for each Zone and the Company: For 2014, the specific targets and weightings for the NEOs were 0% - 100% threshold to maximum range for MBOs and 70% - 130% threshold to maximum range for the EBITDA Multiplier.

The Board of Directors assessed the Company’s performance in 2014 and the NEO’s achievement of individual MBOs in determining performance bonus plan bonuses.

GRANTS OF PLAN-BASED AWARDS (2014)

Name		Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
	Award Type		Minimum ($)	Target ($)	Maximum ($)
B. Hees	PBP (1)		$—	$2,000,000	$2,600,000
	Matching Options	February 14, 2014					223,200	$10.00	$542,376

P. L. Basilio	PBP (1)		$—	$750,000	$975,000
	Matching Options	February 14, 2014					86,296	$10.00	$209,699

E. M. Pelleissone	PBP (1)		$—	$750,000	$975,000
	Matching Options	February 14, 2014					83,672	$10.00	$203,323

M. Hill	PBP (1)		$—	$875,854	$1,138,611
	Matching Options	February 14, 2014					49,116	$10.00	$119,352

M. Romaneiro	PBP (1)		$—	$673,789	$875,925
	Matching Options	February 14, 2014					50,421	$10.00	$122,523
	Options	May 14, 2014					200,000	$10.00	$492,000

F. E. Pocaterra	PBP (2)		$—	$—	$—

_______________________

(1)
Messr. Hees’s target amount reflects the target award of 200% of base salary. Messrs. Basilio, Pelleissone, Hill and Romaneiro target award is 150% of base salary. The minimum amount reflects the minimum payment and the maximum amount reflects 130% of the target. The payment will reflect actual MBO results. The bonuses are paid in cash to each NEO after the end of the 2014 based on actual results achieved.

(2)	Messr. Pocaterra was separated from the Company on January 10, 2014 and did not participate in the 2014 PBP.

The following tables and narrative provide additional information about the various 2014 compensation plans, programs, and policies reflected in the Grants of Plan-Based Awards table.

Stock Options-Material Factors

In 2014, the Board of Directors granted discretionary stock option awards and matching stock option awards to the current NEOs. Such stock options are scheduled to vest 100% on February 14, 2019 or May 21, 2019 as per each specific grant, and to expire on February 14, 2024 or May 21, 2024, respectively.

Each NEO agreed, pursuant to the stock option award agreements, to non-competition, non-solicitation, and confidentiality covenants. In the event of any breach by the NEO of these covenants, the NEO must immediately return to the Company the pre-tax income resulting from any exercise of the options or any portion thereof, unless such exercise occurred more than twelve months prior to the date of the termination of the NEO's employment with the Company. A breach of these covenants could also result in the forfeiture of any unexercised portion of the options.

In the event of involuntary termination without cause, retirement, death, and disability, the stock options granted to the NEOs would vest as if 20% of the shares vested on each annual anniversary date of the specific grant.  For all other terminations and for voluntary resignations, the unvested stock options will be forfeited.  Beginning on the termination date, the exercise period is 90 days for termination without cause and resignation and 1 year for retirement, death and disability.

Upon a change in control of the Company, there is an accelerated vesting for all unvested stock options, as documented in the 2013 Omnibus Incentive Plan.

Cash Equivalent RSU Replacement-Material Factors

In 2013, senior management granted a cash-based replacement award to the NEOs, who were previously eligible for an annual grant of RSUs, to replace the award opportunity during the 6-month period of July 1, 2013 to December 29, 2013. The target award values were determined in accordance with the Executive Pay Guidelines described in this CD&A and prorated for the 6-month period. This award is scheduled to vest 25% per year on the anniversary of the grant date.

Each NEO agreed to non-competition, non-solicitation, and confidentiality covenants pursuant to their award agreements. The NEOs agreed, during the term of employment and for eighteen months after termination of employment, not to compete against the Company and not to solicit any other employee of the Company for employment outside of the Company. Each NEO also agreed, during the term of employment and any time thereafter, not to use or disclose the Company's confidential information for purposes other than the furtherance of our business purposes. The NEOs consented to the issuance of an injunction with respect to any conduct that leads to a breach of any of these covenants. A breach of these covenants could also result in the forfeiture of the NEO's unvested award.

In the event of the retirement, death or disability of an NEO, the unvested portion of the award will immediately vest and be paid as soon as administratively possible. If an NEO's employment is terminated without cause and they are not retirement eligible, any unvested portion of the award will be forfeited unless the executive executes a release of claims against the Company, in which case the award shall continue to vest in accordance with the vesting schedule, but in no event later than the last business day of the month of the one year anniversary of the Date of Termination. If an NEO's employment is terminated without cause and they are retirement eligible, the termination will be treated like retirement and any unvested portion of the award as of the termination date will be treated in the same manner as in the case of retirement, death or disability. For all other terminations, the unvested award would be forfeited. This cash equivalent RSU replacement applies solely to Matt Hill for 2014.

The following table sets forth each NEO's Outstanding Equity Awards, as of the end of 2014:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (2014)

Name		Option Awards						Stock Awards
	Year	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
B. Hees	2014	—	223,200	(2)	—	$10.00	February 14, 2024	—	—	—	—
	2013T	—	3,000,000	(1)	—	$10.00	July 1, 2023	—	—	—	—

P. L. Basilio	2014	—	86,296	(2)	—	$10.00	February 14, 2024	—	—	—	—
	2013T	—	1,200,000	(1)	—	$10.00	July 1, 2023	—	—	—	—

E. M. Pelleissone	2014	—	83,672	(2)	—	$10.00	February 14, 2024	—	—	—	—
	2013T	—	1,000,000	(1)	—	$10.00	July 1, 2023	—	—	—	—

M. Hill	2014	—	49,116	(2)	—	$10.00	February 14, 2024	—	$54,741	—	—
	2013T	—	500,000	(1)	—	$10.00	July 1, 2023	—	—	—	—

M. Romaneiro	2014	—	50,421	(2)	—	$10.00	February 14, 2024	—	—	—	—
	2014	—	200,000	(3)	—	$10.00	May 21, 2024	—	—	—	—
	2013T	—	600,000	(1)	—	$10.00	July 1, 2023	—

_______________________

(1)	100% of the award is scheduled to vest on July 1, 2018 (subject to terms of Award Agreement and as defined in the 2013 Omnibus Incentive Plan).

(2)	100% of the matching options are scheduled to vest on February 14, 2019 (subject to terms of the Bonus Swap Program, Shareholders Agreement and as defined in the 2013 Omnibus Incentive Plan).

(3)	100% of the award is scheduled to vest on May 21, 2019 (subject to terms of Award Agreement and as defined in the 2013 Omnibus Incentive Plan).

(4)	Value of units determined based on the Merger consideration of $72.50 per share (subject to terms of the Cash-Equivalent Replacement RSU plan).

The following table sets forth the stock options exercised by the NEOs and the RSUs that vested for the NEOs in 2014:

OPTION EXERCISES & STOCK VESTED (2014)

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
B. Hees	—	$—	—	$—

P. L. Basilio	—	$—	—	$—

E. M. Pelleissone	—	$—	—	$—

M. Hill	—	$—	—	$18,247

M. Romaneiro	—	$—	—	$—

Potential Payments Upon Termination or Change in Control

The tables and footnotes below reflect the assumption that a hypothetical termination of employment or change in control occurred on the last day of 2014.

The estimated payments to each NEO triggered in the event of an involuntary termination without cause, change in control, retirement, death, or disability, as of December 28, 2014, are set forth in the table below. There are no payments triggered by an involuntary termination by the Company for cause or a voluntary termination of employment by an NEO.

SUMMARY OF POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL (2014)
Element	Involuntary Termination Without Cause or Change in Control		Retirement	Death	Disability

Severance
B. Hees (1)	$1,000,000		$—	$—	$—
P. L. Basilio (1)	500,000		—	—	—
E. M. Pelleissone (1)	500,000		—	—	—
M. Hill (1)	583,903		—	—	—
M. Romaneiro (1)	449,192		—	—	—
Intrinsic Value of Accelerated Retention RSUs
B. Hees	$—		$—	$—	$—
P. L. Basilio	—		—	—	—
E. M. Pelleissone	—		—	—	—
M. Hill	—	(4)	—	—	—
M. Romaneiro	—		—	—	—
Intrinsic Value of Accelerated Stock Options (3)
B. Hees	$—		$—	$—	$—
P. L. Basilio	—		—	—	—
E. M. Pelleissone	—		—	—	—
M. Hill	—		—	—	—
M. Romaneiro	—		—	—	—
Intrinsic Value of Accelerated RSU Replacement (2)
B. Hees (1)	$—		$—	$—	$—
P. L. Basilio (1)	—		—	—	—
E. M. Pelleissone	—		—	—	—
M. Hill	54,741		—	—	—
M. Romaneiro	—		—	—	—
Total
B. Hees (1)	$1,000,000		$—	$—	$—
P. L. Basilio (1)	500,000		—	—	—
E. M. Pelleissone	500,000
M. Hill	638,644		—	—	—
M. Romaneiro	449,192		—	—	—
_______________________

(1)	The severance pay plan as of January 2014 assumes 12 months of base salary with a signed release.

(2)
For involuntary termination without cause, the unvested award is forfeited; provided, however, that if there is a signed release of claims against the Company, then the unvested award will continue to vest in accordance with the vesting schedule subject to the restrictive covenants, but in no event later than the last business day of the month of the one year anniversary of the separation.

(3)
All stock options immediately vest at the time of the change in control; therefore, there is an acceleration of the unvested stock option awards. However, no intrinsic value is reported based on the assumed closing stock price of $10.00.

(4)	The value of the accelerated award will follow the involuntary separation provision instead of the change in control provision.

Severance Pay Plan-Material Factors

NEOs are eligible for benefits under the Severance Pay Plan provided that the reason for termination is involuntary on the part of the NEO and occurs for reasons beyond the NEO's control, such as job elimination, location closing, or reduction in the workforce. NEOs must be willing to provide satisfactory transitional assistance in order to be eligible for severance benefits.

Under the Severance Pay Plan, Messrs. Hees, Basilio, Pelleissone, Hill and Romaneiro would be eligible to receive a severance payment equal to 12 months of salary following the execution of a release upon an involuntary termination as discussed above. Severance payments are generally made in a cash lump sum, but may occasionally be made in periodic payments at the Company’s discretion as soon as administratively feasible after the termination of employment and after the former NEO's executed release has become irrevocable.

In the event that an NEO is rehired within one year after such termination of employment, the NEO will be required to refund to the Company the portion of any severance pay that exceeded the amount of earnings the individual would have received as an employee of the Company between the time of termination and rehire.

No enhanced severance is provided on a termination in connection with a change in control of the Company, and the Company does not maintain any individual change in control severance or other similar agreements with any of the NEOs. None of the NEOs is entitled to receive a gross-up for golden parachute taxes that may become payable in connection with a change in control of the Company pursuant to Section 280G of the Code.

Mr. Pocaterra received the payments previously discussed in connection with the termination of his employment prior to the end of our 2014 fiscal year.

Board of Directors Report

The Board of Directors of the Company has reviewed and discussed this Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Board of Directors has included such CD&A in this Form 10-K.

Director Compensation 2014

The following table and narrative sets forth the compensation paid to the non-employee directors of the Company in 2014 for service during 2014.

Name (a)	Fees Earned Or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Gregory Abel	—	$100,000		—	—	—	$100,000
Alexandre Behring*	—	$200,000		—	—	—	$200,000
Warren E. Buffett (3)	—	—		—	—	—	—
Tracy Britt Cool	—	$120,000		—	—	—	$120,000
Jorge Paulo Lemann	—	$100,000		—	—	—	$100,000
Marcel Hermann Telles	—	$100,000		—	—	—	$100,000
_______________________

Per the October 15, 2013 Board of Directors resolution, Board of Directors compensation is set as follows:
(1)
Retainer to be paid to each Director in arrears on December 31 of each year of $50,000, with the Chairman receiving $100,000. A Director is paid an additional $10,000 for participation on a Board Committee. Tracy Britt Cool joined the Corporate Governance Committee in 2014 and is the only Board Committee member.

(2)
In lieu of a cash retainer payment, all Directors have an option to elect to receive two times the value of their retainer in Restricted Stock Units (RSUs). All directors elected to receive RSUs other than Mr. Buffet who chose to receive no compensation.

(3)	Mr. Buffet elected to receive no compensation for his service as a Director.

* Denotes Chairman of the Board

Since June 7, 2013, Directors are reimbursed for travel to Board of Directors' meetings for their actual out-of-pocket travel costs. The Company may, at its discretion, provide transportation via third-party charter aircraft. Directors are reimbursed for reasonable expenses incurred while traveling to or from Board of Directors' meetings or while conducting business on behalf of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Principal Shareholders
There are currently 1,000 shares of the Company’s common stock, $0.01, issued and outstanding. All of the issued and outstanding common stock of the Company is held by Holdings. Hawk Acquisition Intermediate Corporation I (“Intermediate Holdings”) holds all the issued and outstanding common stock of Holdings. Parent holds all of the issued and outstanding common stock of Intermediate Holdings.
The following table describes the beneficial ownership of Parent's common stock as of December 28, 2014 by each person known to the Company to beneficially own more than five percent of Parent's common stock. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying the warrant beneficially owned by that person that are exercisable within 60 days following December 28, 2014 but not for any other person. The beneficial ownership percentages reflected in the table below are based on 850,000,000 shares of Parent's common stock outstanding as of December 28, 2014.
Notwithstanding the beneficial ownership of common stock presented below, a shareholders agreement governs the Sponsors’ exercise of their voting rights with respect to the election of directors and certain other material events. The parties to this shareholders’ agreement (e.g., the Sponsors and Parent) have agreed that all shares of the Sponsors shall be voted in accordance with the provisions thereof, including with respect to the election the board of directors of Parent and its subsidiaries (including the Company). See the “Corporate Governance - Election of Members to the Board of Directors” in Item 10, “Directors, Executive Officers and Corporate Governance” and Item 13, “Certain Relationships and Related Party Transactions, and Director Independence.”
Except as described in the agreements mentioned above or as otherwise indicated in a footnote, each of the beneficial owners listed has, to our knowledge, sole voting, dispositive and investment power with respect to the indicated shares of common stock beneficially owned by them.

Name and Address	Number of Shares Beneficially Owned	Percent of Common Stock

3G Special Situations Fund III, L.P. (2)	425,000,000(1)	50.00%(1)
Berkshire Hathaway Inc. (3)	471,195,652(1)	52.58%(1)
Gregory Abel	—	—
Alexandre Behring	—	—
Tracy Britt Cool	—	—
Warren E. Buffett	471,195,652(3)	52.58%(3)
Jorge Paulo Lemann	—	—
Marcel Herrmann Telles	—	—
All directors and executive officers as a group	—	—

(1)
Includes shares of which the listed beneficial owner is deemed to have the right to acquire beneficial ownership under Rule 13d-3(d) under the Securities Exchange Act, including, among other things, shares which the listed beneficial owner has the right to acquire within 60 days. Each of 3G Special Situations Fund III, L.P. and Berkshire Hathaway Inc. beneficially own 425,000,000 shares of common stock of Holdings. In addition, in connection with the Merger and the transactions contemplated thereby, Berkshire Hathaway Inc. was granted a warrant to purchase 46,195,652 shares of common stock of Holdings at an exercise price of $0.01 per share.

(2)
3G Special Situations Fund III Partners, L.P. (the “GP”) serves as the general partner of 3G Special Situations Fund III, L.P. (the “Fund”). 3G Capital Partners, L.P. (the “UGP”) is the general partner of the GP. 3G Capital Partners Ltd. (the “UUGP” and, together with the GP, the Fund and the UGP, the “3G Entities”) is the general partner of the UGP. Each of the 3G Entities may be deemed to beneficially own, and to have shared voting and dispositive power with respect to, these shares of Common Stock. The address of each of the 3G Entities is 3G Capital, Inc., 600 Third Avenue, 37th Floor, New York, New York 10016. Mr. Behring is the managing partner of 3G Capital Partners, Ltd. and Messrs. Behring, Lemann, Hees, Basilio and Telles are

directors of 3G Capital Partners, Ltd. A five member investment committee of 3G Capital Partners, L.P. is empowered to make decisions with respect to 3G Special Situations Fund III, L.P.’s investments, including Heinz, and, therefore, no individual member of the committee is deemed to be the beneficial owner of the shares of Heinz beneficially owned indirectly by 3G Special Situation Fund III, L.P. This investment committee has the power to vote, dispose of or sell all of the shares of H.J. Heinz Company. Messrs. Behring, Lemann and Telles are members of the investment committee and disclaim beneficial ownership of any shares of Heinz beneficially owned by 3G Special Situations Fund III, L.P., except to the extent of their pecuniary interest, if any, therein.

(3)
Berkshire Hathaway Inc., a diversified holding company whose address is 3555 Farnam Street, Omaha, NE 68131, owns an aggregate of 425,000,000 shares of common stock of Holdings, and has the right to acquire an additional 46,195,652 shares of common stock under the Warrant. Warren E. Buffett, the Chairman and CEO of Berkshire Hathaway Inc., may be deemed to control Berkshire Hathaway Inc., and therefore may be deemed to beneficially own the shares of common stock of Holdings beneficially owned by Berkshire Hathaway Inc.

Equity Compensation Plan Information
In connection with the Merger, which was completed on June 7, 2013, all compensation plans under which equity securities were authorized for issuance have been terminated.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Related Person Transactions
The Related Person Transaction Policy of the Board ensures that the Company's transactions with certain persons are not inconsistent with the best interests of the Company. A “Related Person Transaction” is a transaction with the Company in an amount exceeding $120,000 in which a Related Person has a direct or indirect material interest. A “Related Person” includes the executive officers, directors, nominees to the Board of Directors, and more than five percent shareholders of the Company, and any immediate family member of such a person. Under the Company's written Related Person Transaction Policy, the Company's management screens for any potential Related Person Transactions, primarily through the annual circulation of a Directors and Officers Questionnaire (“D&O Questionnaire”) to each member of the Board of Directors and each officer of the Company that is an executive officer. The D&O Questionnaire contains questions intended to identify Related Persons and transactions between the Company and Related Persons. If a Related Person Transaction is identified, such transaction is brought to the attention of the Corporate Governance Committee for its approval, ratification, revision, or rejection in consideration of all of the relevant facts and circumstances.
Shareholders Agreement
In connection with the Merger, on June 7, 2013, Parent entered into a shareholders agreement with the Sponsors, which governs, among other things, the Sponsors’ respective rights, duties and obligations with respect to the ownership of Parent's securities, including the nomination and election of the members of the board of directors of each of Holdings, Intermediate Holdings, Parent and the Company. For so long as each Sponsor owns at least 66% of the common stock of Parent originally acquired by such Sponsor, such Sponsor is entitled to nominate and elect three representatives to the board of directors of Parent and each of its subsidiaries (including the Company). If either Sponsor’s ownership of common stock of Parent falls below such threshold, such Sponsor shall retain the right to nominate and elect a lesser number of representatives to such boards of directors, which number of representatives would be linked to such Sponsor’s percentage ownership of the originally acquired common stock of Parent.
Director Independence Standards

We are a privately held corporation. As the Company is no longer listed on any exchange, we are no longer subject to any listing standards for director independence.

Item 14.	Principal Accountant Fees and Services.
Relationship with Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP has been the independent registered public accounting firm and has audited the consolidated financial statements of the Company since 1979. In addition to performing the audit of the Company's consolidated financial statements, PricewaterhouseCoopers LLP provided various audit-related and tax services during the period ending December 28, 2014.

The following table shows fees for professional services rendered by PricewaterhouseCoopers LLP for the year ended December 28, 2014, the transition period ended December 29, 2013, and the year ended April 28, 2013 (in thousands):

	Year Ended December 28, 2014	Transition Period Ended December 29, 2013	Year Ended April 28, 2013
Audit Fees(1)	$5,809	$10,043	$9,053
Audit-Related Fees(2)	196	357	1,446
Tax Fees
Tax Compliance(3)	436	604	644
Other Tax Services(4)	358	619	2,164
All Other Fees	—	—	—
Total Fees	$6,799	$11,623	$13,307

(1) Audit fees relate to professional services rendered for the audit of the consolidated financial statements of the Company, audits of the financial statements of certain subsidiaries and certain statutory audits, reviews of the Company's quarterly consolidated financial statements, and procedures in connection with comfort letters, consents and other services related to Securities and Exchange Commission filings. The Audit fee for the transition period ended December 29, 2013 includes the audit of our financial statements for the Predecessor period from April 29 through June 7, 2013, as well as the audit of our financial statements for the Successor period from February 8, 2013 through December 29, 2013 and additional audit fees related to the impact of the Merger on the Company’s consolidated financial statements. Audit fees for the Predecessor year ended April 28, 2013 relate to the integrated audit of the consolidated financial statements of the Company and of the Company's internal control over financial reporting.

(2) Audit-related fees relate primarily to audits of employee benefit plans, audit related procedures in connection with the Company's continued implementation of SAP software and financial due diligence for potential acquisition transactions.

(3) Tax compliance services consist of assistance with federal, state and international tax compliance, tax return preparation and tax audits.

(4) Other tax services consist of fees related to tax planning regarding domestic and international taxes including tax planning related to potential acquisition transactions.
The Board of Directors prohibits the Company or any of its affiliates from receiving services from the Company's independent registered public accounting firm that could be considered to have an impact on independence and services prohibited by the Sarbanes-Oxley Act of 2002 and SEC regulations.
In accordance with Board policy and legal requirements, all services to be provided by the independent registered public accounting firm in a category are pre-approved by the Board of Directors prior to engagement. The pre-approved services are budgeted, and the Board requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	The following financial statements and reports are filed as part of this report under Item 8—“Financial Statements and Supplementary Data”:
Consolidated Balance Sheets at December 28, 2014, December 29, 2013, and April 28, 2013

Consolidated Statements of Operations for the year ended December 28, 2014, the Successor period February 8, 2013 to December 29, 2013, the Predecessor period April 29, 2013 to June 7, 2013, and the Fiscal years ended April 28, 2013 and April 29, 2012

Consolidated Statements of Comprehensive Income/(Loss) for the year ended December 28, 2014, the Successor period February 8, 2013 to December 29, 2013, the Predecessor period April 29, 2013 to June 7, 2013, and the Fiscal years ended April 28, 2013 and April 29, 2012

Consolidated Statements of Equity for the year ended December 28, 2014, the Successor period February 8, 2013 to December 29, 2013, the Predecessor period April 29, 2013 to June 7, 2013, and the Fiscal years ended April 28, 2013 and April 29, 2012

Consolidated Statements of Cash Flows for the year ended December 28, 2014, the Successor period February 8, 2013 to December 29, 2013, the Predecessor period April 29, 2013 to June 7, 2013, and the Fiscal years ended April 28, 2013 and April 29, 2012

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP dated March 13, 2015 on the Company’s consolidated balance sheets at December 28, 2014 and December 29, 2013 and on the consolidated financial statements and financial statement schedule filed as part hereof for the year ended December 28, 2014, and for the Successor period from February 8, 2013 through December 29, 2013

Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP dated March 7, 2014, except for the effects of the change in the composition of reportable segments in Notes 6, 8 and 9 as to which the date is January 23, 2015, on the Company’s consolidated balance sheet at April 28, 2013 and on the consolidated financial statements and financial statement schedule filed as part hereof for the Predecessor period from April 29, 2013 through June 7, 2013 and for each of the two years in the period ended April 28, 2013

(2)	The following report and schedule is filed herewith as a part hereof:

Schedule II (Valuation and Qualifying Accounts and Reserves) for the Year Ended December 28, 2014, the Successor Period February 8, 2013 to December 29, 2013, the Predecessor Period April 29, 2013 to June 7, 2013, and the Fiscal Year Ended April 28, 2013

All other schedules are omitted because they are not applicable or the required information is included herein or is shown in the consolidated financial statements or notes thereto filed as part of this report incorporated herein by reference.

(3)
Exhibits required to be filed by Item 601 of Regulation S-K are listed below. Documents not designated as being incorporated herein by reference are filed herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.

2(a)
Agreement and Plan of Merger, dated as of February 13, 2013, by and among H.J. Heinz Company, H.J. Heinz Holding Corporation (formerly known as Hawk Acquisition Holding Corporation) and Hawk Acquisition Sub, Inc. is incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated February 15, 2013.

2(b)
Amendment to Agreement and Plan of Merger, dated as of March 4, 2013, by and among H. J. Heinz Company, H.J. Heinz Holding Corporation (formerly known as Hawk Acquisition Holding Corporation) and Hawk Acquisition Sub, Inc. is incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated March 6, 2013.

3(i)
Amended and Restated Articles of Incorporation of H. J. Heinz Company dated June 7, 2013, are incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated June 13, 2013.

	3(ii)	The Company's By-Laws, as amended effective June 7, 2013, are incorporated herein by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K dated June 13, 2013.

4
Except as set forth below, there are no instruments with respect to long-term unregistered debt of the Company that involve indebtedness or securities authorized thereunder in amounts that exceed 10 percent of the total assets of the Company on a consolidated basis. The Company agrees to furnish a copy of any instrument or agreement defining the rights of holders of long-term debt of the Company upon request of the Securities and Exchange Commission.

(a)
Indenture among the Company, H. J. Heinz Finance Company, and Bank One, National Association dated as of July 6, 2001 relating to H. J. Heinz Finance Company's $550,000,000 6.75% Guaranteed Notes due 2032 and $250,000,000 7.125% Guaranteed Notes due 2039 is incorporated herein by reference to Exhibit 4 of the Company's Annual Report on Form 10-K for the fiscal year ended May 1, 2002.

(b)
Indenture among H. J. Heinz Company and Union Bank of California, N.A. dated as of July 15, 2008 relating to the Company's $300,000,000 2.000% Notes due 2016, $400,000,000 3.125% Notes due 2021, $300,000,000 1.50% Notes due 2017, $300,000,000 2.85% Notes due 2022 is incorporated herein by reference to Exhibit 4(d) of the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2009.

(c)
Five-Year Credit Agreement dated June 30, 2011 among H.J. Heinz Company, H.J. Heinz Finance Company, the banks listed on the signature pages thereto and J.P. Morgan Chase Bank, N.A. as Administrative Agent is incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated July 7, 2011.

(d)
First Supplemental Indenture, dated as of March 21, 2013, to the Indenture, dated as of July 6, 2001, by and among H. J. Heinz Finance Company, H. J. Heinz Company and The Bank of New York Mellon is incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated March 21, 2013.

(e)
Credit Agreement, dated as of June 7, 2013, by and among H. J. Heinz Company, Hawk Acquisition Sub, Inc., Hawk Acquisition Intermediate Corporation II, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the other agents party thereto, and the lenders party thereto from time to time, is incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated June 13, 2013.

(f)
Security Agreement, dated as of June 7, 2013, by and among H. J. Heinz Company, Hawk Acquisition Intermediate Corporation II, Hawk Acquisition Sub, Inc., the subsidiary guarantors from time to time party thereto, and JPMorgan Chase Bank, N.A., as collateral agent, is incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated June 13, 2013.

(g)
Indenture dated as of April 1, 2013, by and among Hawk Acquisition Sub, Inc., as Issuer to be merged with and into H.J. Heinz Company, the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee and Collateral Agent, is incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated June 13, 2013.

(h)
Supplemental Indenture dated as of June 7, 2013, by and among H.J. Heinz Company, the parties signatories thereto as Guarantors and Wells Fargo Bank, National Association as Trustee and Collateral Agent, is incorporated by reference to Exhibit 4.2 of the Company's current Report on Form 8-K dated June 13, 2013.

	(i)	Form of 4.25% Second Lien Senior Secured Notes due 2020, is incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K dated June 13, 2013.
(j)
Purchase Agreement, dated March 22, 2013, by and among Hawk Acquisition Sub, Inc., Hawk Acquisition Intermediate Corporation II and the several initial purchasers named in the schedule thereto, is incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated June 13, 2013.

(k)
Joinder Agreement, dated June 7, 2013, by and among H.J. Heinz Company and certain of its wholly owned subsidiaries, is incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K dated June 13, 2013.

(l)
Second Lien Security Agreement, dated as of June 7, 2013, by and among Hawk Acquisition Intermediate Corporation II, and certain of its subsidiaries, collectively, as the Initial Grantors, and Wells Fargo Bank, National Association, as Collateral Agent, is incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K dated June 13, 2013.

(m)
Second Lien Intellectual Property Security Agreement, dated June 7, 2013 by the persons listed on the signature pages thereof (collectively, the “Grantors”) in favor of Wells Fargo Bank, National Association, as collateral agent for the Secured Parties, is incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K dated June 13, 2013.

(n)
Registration Rights Agreement, dated as of April 1, 2013 by and among Hawk Acquisition Sub, Inc., Hawk Acquisition Intermediate Corporation II, as a guarantor and Wells Fargo Securities, LLC for itself and on behalf of J.P. Morgan Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc. and the other Initial Purchasers, is incorporated by reference to Exhibit 10.8 of the Company's Current Report on Form 8-K dated June 13, 2013.

(o)
Registration Rights Agreement Joinder dated as of June 7, 2013, by and among H.J. Heinz Company and each of the subsidiaries listed on Schedule 1 thereto, and Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as Representatives of the several Initial Purchasers listed in Schedule 1 thereto, is incorporated by reference to Exhibit 10.9 of the Company's Current Report on Form 8-K dated June 13, 2013.

	(p)	Second Supplemental Indenture, dated as of July 15, 2014, by and among the Company, AsiaPacific Investment Corporation and Wells Fargo Bank, National Association, as Trustee.
	(q)	Second Supplemental Indenture, dated as of July 21, 2014, by and among the Company, HJH Development Corporation and Wells Fargo Bank, National Association, as Trustee.
(r)
Indenture dated as of January 30, 2015, by and among the Company, the Guarantors party hereto, Wells Fargo Bank, National Association, as Collateral Agent and MUFG Union Bank, N.A. as Trustee, relating to the Company’s $2,000,000,000 4.875% Second Lien Senior Secured Notes due 2025.

	(s)	Additional Pari Passu Joinder Agreement, dated as of January 30, 2015 between MUFG Union Bank, N.A. and Wells Fargo Bank, National Association, as Collateral Agent.
(t)
Joinder to the Intercreditor Agreement, dated as of January 30, 2015, by and among MUFG Union Bank, N.A., as New Trustee for the holders of the 4.875% Second Lien Senior Secured Notes due 2025, Wells Fargo Bank, National association, as Second Priority Collateral Agent and JPMORGAN Chase Bank, N.A., as First priority Designated Agent.

	(u)	Purchase Agreement, dated as of January 26, 2015, by and among the Company, the Guarantors party hereto and the several initial purchasers named in the schedule thereto.
10(a)	Management contracts and compensatory plans:
(iv)
H. J. Heinz Holding Corporation 2013 Omnibus Incentive Plan is incorporated herein by reference to Exhibit 10(a)(iv) to the Company's Annual Report on Form 10-KT for the transition period ended December 29, 2013.

(vii)
Form of H. J. Heinz Holding Corporation 2013 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement is incorporated herein by reference to Exhibit 10(a)(vii) to the Company's Annual Report on Form 10-KT for the transition period ended December 29, 2013.

12	Computation of Ratios of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
24	Powers of attorney of the Company's directors.
31(a)	Rule 13a-14(a)/15d-14(a) Certification by Bernardo Hees.
31(b)	Rule 13a-14(a)/15d-14(a) Certification by Paulo Basilio.
32(a)	Certification by the Chief Executive Officer Relating to the Annual Report Containing Financial Statements.
32(b)	Certification by the Chief Financial Officer Relating to the Annual Report Containing Financial Statements.
101.INS	XBRL	Instance Document
101.SCH	XBRL	Schema Document
101.CAL	XBRL	Calculation Linkbase Document
101.LAB	XBRL	Labels Linkbase Document
101.PRE	XBRL	Presentation Linkbase Document

101.DEF	XBRL	Definition Linkbase Document

Copies of the exhibits listed above will be furnished upon request, subject to payment in advance of the cost of reproducing the exhibits requested.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2015.

H. J. HEINZ CORPORATION II
(Registrant)
By:	/s/ Paulo Basilio
Paulo Basilio
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Bernardo Hees	Chief Executive Officer	March 13, 2015
Bernardo Hees	(Principal Executive Officer)
/s/ Paulo Basilio	Chief Financial Officer	March 13, 2015
Paulo Basilio	(Principal Financial Officer)
/s/ Robert Bonacci	Corporate Controller	March 13, 2015
Robert Bonacci	(Principal Accounting Officer)
*	Director	March 13, 2015
Gregory Abel
*	Director	March 13, 2015
Alexandre Behring
*	Director	March 13, 2015
Tracy Britt Cool
*	Director	March 13, 2015
Warren Buffett
*	Director	March 13, 2015
Jorge Paulo Lemann
*	Director	March 13, 2015
Marcel Herrmann Telles

* /s/ Paulo Basilio		March 13, 2015
Paulo Basilio Attorney-in-Fact

Schedule II
H. J. Heinz Corporation II and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Year Ended December 28, 2014, Successor Period February 8, 2013 to December 29, 2013,
Predecessor Period April 29, 2013 to June 7, 2013, and Fiscal Year Ended April 28, 2013
(In thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Deductions	Exchange	Balance at end of period
Fiscal year ended December 28, 2014
Reserves deducted in the balance sheet from the assets to which they apply:
Trade receivables	$684	$9,723	$1,083	$(957)	$8,367
Other receivables	$98	$76	$16	$—	$158
Successor period ended December 29, 2013:
Reserves deducted in the balance sheet from the assets to which they apply:
Trade receivables	$—	$1,805	$1,191	$70	$684
Other receivables	$—	$98	$—	$—	$98
Predecessor period ended June 7, 2013:
Reserves deducted in the balance sheet from the assets to which they apply:
Trade receivables	$7,957	$(125)	$268	$(4)	$7,560
Other receivables	$360	$47	$—	$—	$407
Fiscal year ended April 28, 2013:
Reserves deducted in the balance sheet from the assets to which they apply:
Trade receivables	$10,680	$1,937	$4,484	$(176)	$7,957
Other receivables	$607	$(183)	$64	$—	$360

EXHIBIT INDEX

Exhibits required to be filed by Item 601 of Regulation S-K are listed below. Documents not designated as being incorporated herein by reference are filed herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.

2(a)
Agreement and Plan of Merger, dated as of February 13, 2013, by and among H.J. Heinz Company, H.J. Heinz Holding Corporation (formerly known as Hawk Acquisition Holding Corporation) and Hawk Acquisition Sub, Inc. is incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated February 15, 2013.

2(b)
Amendment to Agreement and Plan of Merger, dated as of March 4, 2013, by and among H. J. Heinz Company, H.J. Heinz Holding Corporation (formerly known as Hawk Acquisition Holding Corporation) and Hawk Acquisition Sub, Inc. is incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated March 6, 2013.

3(i)
Amended and Restated Articles of Incorporation of H. J. Heinz Company dated June 7, 2013, are incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated June 13, 2013.

3(ii)	The Company's By-Laws, as amended effective June 7, 2013, are incorporated herein by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K dated June 13, 2013.
4
Except as set forth below, there are no instruments with respect to long-term unregistered debt of the Company that involve indebtedness or securities authorized thereunder in amounts that exceed 10 percent of the total assets of the Company on a consolidated basis. The Company agrees to furnish a copy of any instrument or agreement defining the rights of holders of long-term debt of the Company upon request of the Securities and Exchange Commission.

(a)
Indenture among the Company, H. J. Heinz Finance Company, and Bank One, National Association dated as of July 6, 2001 relating to H. J. Heinz Finance Company's $550,000,000 6.75% Guaranteed Notes due 2032 and $250,000,000 7.125% Guaranteed Notes due 2039 is incorporated herein by reference to Exhibit 4 of the Company's Annual Report on Form 10-K for the fiscal year ended May 1, 2002.

(b)
Indenture among H. J. Heinz Company and Union Bank of California, N.A. dated as of July 15, 2008 relating to the Company's $300,000,000 2.000% Notes due 2016, $400,000,000 3.125% Notes due 2021, $300,000,000 1.50% Notes due 2017, $300,000,000 2.85% Notes due 2022 is incorporated herein by reference to Exhibit 4(d) of the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2009.

(c)
Five-Year Credit Agreement dated June 30, 2011 among H.J. Heinz Company, H.J. Heinz Finance Company, the banks listed on the signature pages thereto and J.P. Morgan Chase Bank, N.A. as Administrative Agent is incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated July 7, 2011.

(d)
First Supplemental Indenture, dated as of March 21, 2013, to the Indenture, dated as of July 6, 2001, by and among H. J. Heinz Finance Company, H. J. Heinz Company and The Bank of New York Mellon is incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated March 21, 2013.

(e)
Credit Agreement, dated as of June 7, 2013, by and among H. J. Heinz Company, Hawk Acquisition Sub, Inc., Hawk Acquisition Intermediate Corporation II, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the other agents party thereto, and the lenders party thereto from time to time, is incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated June 13, 2013.

(f)
Security Agreement, dated as of June 7, 2013, by and among H. J. Heinz Company, Hawk Acquisition Intermediate Corporation II, Hawk Acquisition Sub, Inc., the subsidiary guarantors from time to time party thereto, and JPMorgan Chase Bank, N.A., as collateral agent, is incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated June 13, 2013.

(g)
Indenture dated as of April 1, 2013, by and among Hawk Acquisition Sub, Inc., as Issuer to be merged with and into H.J. Heinz Company, the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee and Collateral Agent, is incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated June 13, 2013.

(h)
Supplemental Indenture dated as of June 7, 2013, by and among H.J. Heinz Company, the parties signatories thereto as Guarantors and Wells Fargo Bank, National Association as Trustee and Collateral Agent, is incorporated by reference to Exhibit 4.2 of the Company's current Report on Form 8-K dated June 13, 2013.

	(i)	Form of 4.25% Second Lien Senior Secured Notes due 2020, is incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K dated June 13, 2013.
(j)
Purchase Agreement, dated March 22, 2013, by and among Hawk Acquisition Sub, Inc., Hawk Acquisition Intermediate Corporation II and the several initial purchasers named in the schedule thereto, is incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated June 13, 2013.

(k)
Joinder Agreement, dated June 7, 2013, by and among H.J. Heinz Company and certain of its wholly owned subsidiaries, is incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K dated June 13, 2013.

(l)
Second Lien Security Agreement, dated as of June 7, 2013, by and among Hawk Acquisition Intermediate Corporation II, and certain of its subsidiaries, collectively, as the Initial Grantors, and Wells Fargo Bank, National Association, as Collateral Agent, is incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K dated June 13, 2013.

(m)
Second Lien Intellectual Property Security Agreement, dated June 7, 2013 by the persons listed on the signature pages thereof (collectively, the “Grantors”) in favor of Wells Fargo Bank, National Association, as collateral agent for the Secured Parties, is incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K dated June 13, 2013.

(n)
Registration Rights Agreement, dated as of April 1, 2013 by and among Hawk Acquisition Sub, Inc., Hawk Acquisition Intermediate Corporation II, as a guarantor and Wells Fargo Securities, LLC for itself and on behalf of J.P. Morgan Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc. and the other Initial Purchasers, is incorporated by reference to Exhibit 10.8 of the Company's Current Report on Form 8-K dated June 13, 2013.

(o)
Joinder to Registration Rights Agreement dated as of June 7, 2013, by and among H.J. Heinz Company and each of the subsidiaries listed on Schedule 1 thereto, and Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as Representatives of the several Initial Purchasers listed in Schedule 1 thereto, is incorporated by reference to Exhibit 10.9 of the Company's Current Report on Form 8-K dated June 13, 2013.

	(p)	Second Supplemental Indenture, dated as of July 15, 2014, by and among the Company, AsiaPacific Investment Corporation and Wells Fargo Bank, National Association, as Trustee.
	(q)	Second Supplemental Indenture dated as of July 21, 2014, by and among the Company, HJH Development Corporation and Wells Fargo Bank, National Association, as Trustee.
(r)
Indenture dated as of January 30, 2015, by and among the Company, the Guarantors party hereto, Wells Fargo Bank, National Association, as Collateral Agent and MUFG Union Bank, N.A. as Trustee, relating to the Company’s $2,000,000,000 4.875% Second Lien Senior Secured Notes due 2025.

	(s)	Additional Pari Passu Joinder Agreement, dated as of January 30, 2015 between MUFG Union Bank, N.A. and Wells Fargo Bank, National Association, as Collateral Agent.
(t)
Joinder to the Intercreditor Agreement, dated as of January 30, 2015, by and among MUFG Union Bank, N.A., as New Trustee for the holders of the 4.875% Second Lien Senior Secured Notes due 2025, Wells Fargo Bank, National association, as Second Priority Collateral Agent and JPMORGAN Chase Bank, N.A., as First priority Designated Agent.

	(u)	Purchase Agreement, dated as of January 26, 2015, by and among the Company, the Guarantors party hereto and the several initial purchasers named in the schedule thereto.
10(a)	Management contracts and compensatory plans:
(iv)
H. J. Heinz Holding Corporation 2013 Omnibus Incentive Plan is incorporated herein by reference to Exhibit 10(a)(iv) to the Company's Annual Report on Form 10-KT for the transition period ended December 29, 2013.

(vii)
Form of H. J. Heinz Holding Corporation 2013 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement is incorporated herein by reference to Exhibit 10(a)(vii) to the Company's Annual Report on Form 10-KT for the transition period ended December 29, 2013.

12	Computation of Ratios of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
24	Powers of attorney of the Company's directors.
31(a)	Rule 13a-14(a)/15d-14(a) Certification by Bernardo Hees.
31(b)	Rule 13a-14(a)/15d-14(a) Certification by Paulo Basilio.
32(a)	Certification by the Chief Executive Officer Relating to the Annual Report Containing Financial Statements.
32(b)	Certification by the Chief Financial Officer Relating to the Annual Report Containing Financial Statements.
101.INS	XBRL	Instance Document
101.SCH	XBRL	Schema Document
101.CAL	XBRL	Calculation Linkbase Document
101.LAB	XBRL	Labels Linkbase Document
101.PRE	XBRL	Presentation Linkbase Document
101.DEF	XBRL	Definition Linkbase Document