Form 10-Q
period 2015-03-29
H. J. Heinz Corp II
filed 2015-05-08
CIK 1600508

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No X
The number of shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding as of March 29, 2015 was 1,000 shares.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements and Supplementary Data

H. J. HEINZ CORPORATION II AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	First Quarter Ended
	March 29, 2015	March 30, 2014
	(Unaudited)
	(In thousands)
Sales	$2,477,920	$2,800,159
Cost of products sold	1,501,761	1,845,560
Gross profit	976,159	954,599
Selling, general and administrative expenses	460,569	521,175
Merger related costs	7,089	—
Operating income	508,501	433,424
Interest income	9,804	5,470
Interest expense	200,777	168,595
Other income/(expense), net	29,231	(21,200)
Income before income taxes	346,759	249,099
Provision for income taxes	67,550	50,614
Net income	279,209	198,485
Less: Net income attributable to the noncontrolling interest	2,778	3,283
Net income attributable to H. J. Heinz Corporation II	$276,431	$195,202

See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ CORPORATION II AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	First Quarter Ended
	March 29, 2015	March 30, 2014
	(Unaudited)
	(In thousands)
Net income	$279,209	$198,485
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(794,192)	113,447
Net deferred gains/(losses) on net investment hedges from periodic revaluations	432,089	(115,446)
Net pension and post-retirement benefit (losses)/gains	(1,230)	—
Reclassification of net pension and post-retirement benefit (gains)/losses to net income	(315)	(994)
Net deferred (losses)/gains on cash flow hedges from periodic revaluations	(66,543)	(59,609)
Net deferred losses/(gains) on cash flow hedges reclassified to earnings	1,027	(2,795)
Total comprehensive (loss)/income	(149,955)	133,088
Comprehensive (income)/loss attributable to the noncontrolling interest	(11,109)	10,618
Comprehensive (loss)/income attributable to H. J. Heinz Corporation II	$(138,846)	$122,470

See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ CORPORATION II AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 29, 2015	December 28, 2014
	(Unaudited)
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$1,899,184	$2,298,677
Trade receivables, net	818,236	850,617
Other receivables, net	293,617	383,729
Inventories:
Finished goods and work-in-process	996,285	961,782
Packaging material and ingredients	236,098	222,514
Total inventories	1,232,383	1,184,296
Prepaid expenses	164,163	139,458
Other current assets	70,215	58,462
Total current assets	4,477,798	4,915,239
Property, plant and equipment	2,736,791	2,796,081
Less accumulated depreciation	470,911	430,714
Total property, plant and equipment, net	2,265,880	2,365,367
Goodwill	14,587,570	14,958,565
Trademarks, net	11,108,910	11,454,558
Other intangibles, net	1,667,089	1,732,594
Other non-current assets	2,185,117	1,336,418
Total other non-current assets	29,548,686	29,482,135
Total assets	$36,292,364	$36,762,741
See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ CORPORATION II AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 29, 2015	December 28, 2014
	(Unaudited)
	(In thousands)
Liabilities and Equity
Current Liabilities:
Short-term debt	$628	$58,575
Portion of long-term debt due within one year	10,145	11,326
Trade payables	1,498,953	1,651,134
Other payables	117,571	203,047
Accrued interest	165,853	166,717
Accrued marketing	259,361	297,253
Other accrued liabilities	413,310	472,658
Income taxes	64,755	231,714
Total current liabilities	2,530,576	3,092,424
Long-term debt	13,616,269	13,584,987
Deferred income taxes	4,038,728	3,866,503
Non-pension postretirement benefits	191,315	197,174
Other non-current liabilities	553,255	335,610
Total long-term liabilities	18,399,567	17,984,274
Redeemable noncontrolling interest	21,152	29,282
Equity:
Capital stock	15,997,578	15,997,578
Additional capital	24,837	13,751
Retained earnings	96,431	—
Accumulated other comprehensive income	(988,763)	(573,486)
Total H. J. Heinz Corporation II shareholder equity	15,130,083	15,437,843
Noncontrolling interest	210,986	218,918
Total equity	15,341,069	15,656,761
Total liabilities and equity	$36,292,364	$36,762,741
See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ CORPORATION II AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Quarter Ended
	March 29, 2015	March 30, 2014
	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net income	$279,209	$198,485
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	65,317	147,220
Amortization	24,606	24,117
Amortization of deferred debt issuance costs	9,828	12,200
Deferred tax benefit	(48,098)	14,059
Pension contributions	(15,008)	(29,030)
Other items, net	21,501	12,504
Changes in current assets and liabilities:
Receivables (includes proceeds from securitization)	(17,864)	(4,321)
Inventories	(96,434)	(24,916)
Prepaid expenses and other current assets	(42,505)	3,657
Accounts payable	(63,285)	41,340
Accrued liabilities	(75,461)	(106,478)
Income taxes	(125,226)	12,533
Cash (used for)/provided by operating activities	(83,420)	301,370
Cash Flows from Investing Activities:
Capital expenditures	(53,387)	(61,583)
Proceeds from disposals of property, plant and equipment	3,182	19,242
Other items, net	828	(626)
Cash used for investing activities	(49,377)	(42,967)
Cash Flows from Financing Activities:
Payments on long-term debt	(1,961,543)	(24,648)
Proceeds from long-term debt	2,000,000	—
Debt issuance costs	(16,350)	—
Net payments on short-term debt	(55,886)	(12,565)
Dividends	(180,000)	(180,000)
Other items, net	—	466
Cash used for financing activities	(213,779)	(216,747)
Effect of exchange rate changes on cash and cash equivalents	(52,917)	14,584
Net (decrease)/increase in cash and cash equivalents	(399,493)	56,240
Cash and cash equivalents at beginning of period	2,298,677	2,458,992
Cash and cash equivalents at end of period	$1,899,184	$2,515,232

See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ CORPORATION II AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

Organization

On June 7, 2013, H. J. Heinz Company ("Heinz") was acquired by H. J. Heinz Holding Corporation (formerly known as Hawk Acquisition Holding Corporation) (“Parent”), a Delaware corporation controlled by Berkshire Hathaway Inc. (“Berkshire Hathaway”) and 3G Special Situations Fund III, L.P. (“3G Capital,” and together with Berkshire Hathaway, the “Sponsors”), pursuant to the Agreement and Plan of Merger, dated February 13, 2013 (the “2013 Merger Agreement”), as amended by the Amendment to Agreement and Plan of Merger, dated March 4, 2013 (the “Amendment”), by and among Heinz, Parent and Hawk Acquisition Sub, Inc., a Pennsylvania corporation and an indirect wholly owned subsidiary of Parent (“Merger Subsidiary”), in a transaction hereinafter referred to as the “2013 Merger.” As a result of the 2013 Merger, Merger Subsidiary merged with and into Heinz, with Heinz surviving as a wholly owned subsidiary of H. J. Heinz Corporation II (formerly Hawk Acquisition Intermediate Corporation II) ("Holdings"), which in turn is an indirect wholly owned subsidiary of Parent. Each of the Sponsors owns 425 million shares of common stock in Parent which, in turn, indirectly holds 1,000 shares of common stock in Holdings. In addition, Berkshire Hathaway has an $8.0 billion preferred stock investment in Parent which entitles it to a 9.0% annual dividend, and warrants to purchase approximately 46 million additional shares of common stock in Parent.

Unless the context otherwise requires, the terms "we," "us," "our" and the "Company" refer, collectively, to Holdings, Heinz, and its subsidiaries.

Basis of Presentation

The interim condensed consolidated financial statements of the Company are unaudited and have been prepared following the rules and regulations of the United States Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments, which are of a normal and recurring nature, except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair statement of the financial position and results of operations of these interim periods, have been included. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The results for interim periods are not necessarily indicative of the results to be expected for the full fiscal year due in part to the seasonal nature of the Company's business. These statements should be read in conjunction with the Company's consolidated financial statements and related notes, and management's discussion and analysis of financial condition and results of operations as of and for the year ended December 28, 2014, which appear in the Company's Annual Report on Form 10-K filed on March 13, 2015.

During the current quarter ended March 29, 2015, the Company recorded out-of-period corrections in the amount of foreign currency translation gains and losses recorded for goodwill from the date of the 2013 Merger through December 28, 2014, as well as deferred taxes recognized in the opening balance sheet. These corrections resulted in the net reduction of total Company goodwill of $40.3 million, a reduction in related deferred tax assets of $10.6 million and a reduction in total Company accumulated other comprehensive income of $50.9 million. The net impact of these corrections on goodwill at each of the segments was reductions of $10.4 million in North America, $17.5 million in Asia/Pacific, $6.1 million in Latin America and $10.0 million in RIMEA, and an increase of $3.7 million in Europe. These corrections did not have a material impact on the Company’s current and previously reported consolidated financial statements.

(2)	Segments
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

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
The Company’s management evaluates performance based on several factors including net sales and Adjusted Earnings Before Interest, Tax, Depreciation and Amortization ("Adjusted EBITDA"). Inter-segment revenues, items below the operating income line of the consolidated statements of income and certain costs associated with Restructuring and Productivity Initiatives (see Note 4) and 2015 Merger related costs, are not presented by segment, since they are not reflected in the measure of segment profitability reviewed by the Company’s management.
The following table presents information about the Company’s reportable segments:

	First Quarter Ended
	March 29, 2015	March 30, 2014
	(In thousands)
Net external sales:
North America	$989,911	$1,169,189
Europe	625,585	762,898
Asia/Pacific	444,991	492,399
Latin America	264,119	198,301
RIMEA	153,314	177,372
Consolidated Totals	$2,477,920	$2,800,159
Segment Adjusted EBITDA:
North America	$286,983	$362,082
Europe	214,289	216,088
Asia/Pacific	84,479	71,516
Latin America	52,863	32,418
RIMEA	31,783	28,597
Non-Operating	(19,053)	(21,888)
Adjusted EBITDA	651,344	688,813
Restructuring:
Severance related costs(a)	4,876	53,680
Other restructuring costs(a)	10,044	13,692
Asset write-offs(a)	1,947	6,791
Other special items(b)	25,976	8,471
Merger related costs(c)	7,089	—
Depreciation, including accelerated depreciation for restructuring	65,317	147,220
Amortization	24,606	24,117
Stock based compensation	2,988	1,418
Interest expense, net	190,973	163,125
Other (income)/expense, net	(29,231)	21,200
Income before income taxes	$346,759	$249,099
_____________________________________
(a)See Note 4 for further details on restructuring and productivity initiatives.

H. J. HEINZ CORPORATION II AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

(b)These are charges not specifically related to restructuring activities. The three months ended March 29, 2015 includes pension related costs, lease impairment charges, severance charges , consulting and advisory charges, and contract termination fees. The three months ended March 30, 2014 includes incremental costs primarily for additional warehousing and other logistics costs incurred related to the acceleration of sales ahead of the U.S. SAP go-live, which was launched in the second quarter of 2014, along with equipment relocation charges and consulting and advisory charges.
(c)Represents legal and professional fees associated with the proposed merger with Kraft Foods Group, Inc. See Note 16.
The Company’s revenues are generated via the sale of products in the following categories:

	First Quarter Ended
	March 29, 2015	March 30, 2014
	(In thousands)
Ketchup and Sauces	$1,230,074	$1,354,956
Meals and Snacks	848,858	1,014,119
Infant/Nutrition	252,659	275,580
Other	146,329	155,504
Total	$2,477,920	$2,800,159

(3)	Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board ("FASB") released Proposed Accounting Standards Update ("ASU")2015-240, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This proposal states that public companies will begin applying the new revenue recognition standard for fiscal years that start after December 15, 2017. Public companies will also apply the standard to the quarterly reports and other interim-period reports issued for that year. The FASB is proposing to give the entities the option of applying the standard with the original effective date of fiscal years that start after December 15, 2016. In May 2014, the FASB published ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The standard was set to become effective in 2017. But since ASU 2014-09 was issued, the FASB has received numerous requests to give companies more time to upgrade their financial reporting systems and prepare for the accounting changes. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In April 2015, the FASB released ASU 2015-05, providing guidance on accounting for cloud computing fees. This is an update to Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The Company is required to adopt this standard during the first quarter of 2016; however, early adoption is permitted. An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

The FASB issued simplified guidance on valuing retirement plan assets in April 2015 through ASU 2015-04 Compensation - Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. A reporting entity with a fiscal year-end that does not coincide with a month-end may incur more costs than other entities when measuring the fair value of plan assets of a defined benefit pension or other postretirement benefit plan. This is because information about the fair value of plan assets obtained from a third-party service provider typically is reported as of the month-end. That information then is adjusted to reflect the fair value of plan assets as of the fiscal year-end. For an entity with a fiscal year-end that does not coincide with a month-end, the amendments in this update provide a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. An entity is required to disclose the accounting policy election and the date used to measure defined benefit plan assets and obligations in accordance with the amendments in this update. The Company is permitted to adopt this amended guidance prospectively in the first quarter of 2016. Early adoption of this standard is allowed. The Company does not expect this update to have a material impact on the consolidated financial statements.

H. J. HEINZ CORPORATION II AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

During April 2015, the FASB released ASU 2015-03 Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendments in this update are effective for financial statements issued by the Company for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted for financial statements that have not been previously issued. An entity should apply the new guidance on a retrospective basis. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02 Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amended guidance modifies the analysis that companies must perform in order to determine whether a legal entity should be consolidated. The amended guidance simplifies current consolidation rules by (a) reducing the number of consolidation models, (b) eliminating the risk that a reporting entity may have to consolidate a legal entity solely based on a fee arrangement with another legal entity, (c) placing more weight on the risk of loss in order to identify the party that has a controlling financial interest, (d) reducing the number of instances that related party guidance needs to be applied when determining the party that has a controlling financial interest, and (e) changing rules for companies in certain industries that ordinarily employ limited partnership or VIE structures. The Company is required to adopt this amended guidance for interim and annual periods beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. A reporting entity may apply the amendments in this update using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

(4)	Restructuring and Productivity Initiatives

Phase 1: During the transition period, which represents the Successor period from February 8, 2013 through December 29, 2013 and the Predecessor period from April 29, 2013 through June 7, 2013, and first nine months of 2014, the Company invested in restructuring and productivity initiatives as part of its ongoing cost reduction efforts with the goal of driving efficiencies and creating fiscal resources that will be reinvested into the Company's business as well as to accelerate overall productivity on a global scale. As of March 29, 2015, these initiatives have resulted in the reduction of approximately 4,050 corporate and field positions across the Company's global business segments (excluding the factory closures noted below). With respect to these restructuring and productivity initiatives, the Company incurred total charges of $289 million related to severance benefits and other severance-related expenses from inception through its conclusion in December 2014.
Footprint: In addition, the Company announced the planned closure and consolidation of 5 factories across the U.S., Canada and Europe during 2014.  The number of employees impacted by these 5 plant closures and consolidation is approximately 1,600, all of which had left the Company as of March 29, 2015. With respect to these factory closures, the Company incurred charges of $91 million related to severance benefits and other severance-related expenses through its conclusion on March 29, 2015.
License Expiration: Furthermore, in the fourth quarter of 2014, the Company announced the planned closure of one additional factory in Europe in the first half of 2015 due to the expiration of a license to manufacture a non-core product. The number of employees expected to be impacted by this plant closure is approximately 200. With respect to this factory closure, the Company incurred charges of approximately $11 million related to severance benefits and other severance-related expenses through March 29, 2015. In addition, the Company recognized $33 million in non-cash asset write-downs in 2014 for impairment of long-lived assets to be disposed. In the three months ended March 29, 2015, the Company incurred $9 million in contract termination fees related to this factory closure.
Phase II: In the fourth quarter of 2014 and first quarter of 2015, the Company invested in restructuring and productivity initiatives as part of its ongoing cost reduction efforts with the goal of driving efficiencies and creating fiscal resources that will be reinvested into the Company's business as well as to accelerate overall productivity on a global scale. As of March 29, 2015, these initiatives have resulted in the reduction of approximately 1,050 corporate and field positions across the Company's global business segments (excluding the factory closures noted above). With respect to these restructuring and productivity initiatives, the Company recognized $30 million in non-cash asset write-downs in 2014 for impairment of long-lived assets to be disposed. The Company currently estimates it will incur total charges of approximately $70 million related to severance benefits and other severance-related expenses, of which $68 million has been incurred from project inception through March 29, 2015.

H. J. HEINZ CORPORATION II AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The Company recorded pre-tax costs related to these initiatives of $16.9 million in the three months ended March 29, 2015, which were comprised of the following:
•$4.9 million for severance and employee benefit costs relating to the reduction of corporate and field positions across the Company.
•$10.0 million associated with other implementation costs, primarily for professional fees, and contract and lease termination costs.
•$2.0 million relating to non-cash asset write-downs and accelerated depreciation for the planned closure and consolidation of factories across the U.S., Canada and Europe.

Of the $16.9 million total pre-tax charges for the three months ended March 29, 2015, $15.5 million was recorded in Cost of products sold and $1.4 million in Selling, general and administrative expenses ("SG&A").

The Company recorded pre-tax costs related to these initiatives of $140.8 million in the three months ended March 30, 2014, which were comprised of the following:
•$53.7 million for severance and employee benefit costs relating to the reduction of corporate and field positions across the Company.
•$13.7 million associated with other implementation costs, primarily for professional fees, and contract and lease termination costs.
•$73.4 million relating to non-cash asset write-downs and accelerated depreciation for the planned closure and consolidation of 5 factories across the U.S., Canada and Europe.

Of the $140.8 million total pre-tax charges for the three months ended March 30, 2014, $118.8 million was recorded in Cost of products sold and $22.0 million in Selling, general and administrative expenses ("SG&A").

The Company does not include restructuring and productivity charges in the results of its reportable segments. The pre-tax impact of allocating such charges to segment results would have been as follows:

	March 29, 2015	March 30, 2014
	(In millions)
North America	$3.1	$84.3
Europe	9.8	29.7
Asia/Pacific	3.2	10.2
Latin America	1.0	—
RIMEA	(0.3)	0.5
Non-Operating	0.1	16.1
Total productivity charges	$16.9	$140.8
Activity in other accrued liability balances for restructuring and productivity charges incurred were as follows:

	Severance and other severance related costs	Other exit costs (a)	Total
	(In millions)
Accrual balance at December 28, 2014	$53.2	$25.3	$78.5
2015 restructuring and productivity initiatives	4.9	10.0	14.9
Cash payments	(30.5)	(5.4)	(35.9)
Accrual balance at March 29, 2015	$27.6	$29.9	$57.5
______________________________________
(a) Other exit costs primarily represent professional fees, and contract and lease termination costs.

The majority of the amount included in accrual balance at March 29, 2015 is expected to be paid in 2015.

H. J. HEINZ CORPORATION II AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

(5)	Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the period from December 28, 2014 to March 29, 2015, by reportable segment, are as follows:

	North America	Europe	Asia/Pacific	Latin America	RIMEA	Total
	(In thousands)
Balance at December 28, 2014	$10,102,000	$3,453,516	$1,033,542	$198,077	$171,430	$14,958,565
Translation adjustments	(102,068)	(182,069)	(49,625)	(39,247)	(8,626)	(381,635)
Other	—	10,640	—	—	—	10,640
Balance at March 29, 2015	$9,999,932	$3,282,087	$983,917	$158,830	$162,804	$14,587,570

There are no accumulated impairment losses to goodwill as of March 29, 2015.
Intangible assets not subject to amortization at March 29, 2015 totaled $11.5 billion and consisted of $11.1 billion of trademarks, $369.6 million of licenses, and $42.8 million of other intangibles. Intangible assets not subject to amortization at December 28, 2014 totaled $11.9 billion and consisted of $11.5 billion of trademarks, $371.0 million of licenses, and $45.0 million of other intangible assets. The decrease in intangible assets, not subject to amortization expense, since December 28, 2014, is due to foreign currency translation adjustments.

Other intangible assets at March 29, 2015 and December 28, 2014, subject to amortization expense, are as follows:

	March 29, 2015			December 28, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Customer-related assets	$1,272,550	$(112,030)	$1,160,520	$1,315,065	$(99,400)	$1,215,665
Licenses	117,245	(35,331)	81,914	118,275	(30,914)	87,361
Other	15,375	(3,108)	12,267	15,373	(1,841)	13,532
	$1,405,170	$(150,469)	$1,254,701	$1,448,713	$(132,155)	$1,316,558
Amortization expense for customer-related and other intangible assets was $22.8 million and $22.3 million for the first quarters ended March 29, 2015 and March 30, 2014 respectively. The remaining reduction in net customer-related and other intangible assets from December 28, 2014 to March 29, 2015 is related to foreign currency translation adjustments. Based upon the amortizable intangible assets recorded on the balance sheet as of March 29, 2015, average annual amortization expense for each of the next five years is estimated to be approximately $78 million.

(6)	Income Taxes
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
The effective tax rate for the three months ended March 29, 2015 was 19.5% compared to 20.3% in the prior year. The decrease in the effective tax rate is primarily the result of the current period including a lower blended statutory tax rate and higher tax exempt income, partially offset by beneficial revisions to estimates in the prior year.
The total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $70.1 million and $71.4 million on March 29, 2015 and December 28, 2014, respectively. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $57.1 million and $57.8 million on March 29, 2015 and December 28, 2014, respectively. It is reasonably possible that the amount of unrecognized tax benefits will decrease by as much as $26.0 million in the next 12 months primarily due to the progression of federal, state and foreign audits in process.

H. J. HEINZ CORPORATION II AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amounts of interest accrued at March 29, 2015 and December 28, 2014 were $13.0 million and $12.9 million, respectively. The corresponding amounts of accrued penalties at March 29, 2015 and December 28, 2014 were $6.7 million and $7.6 million, respectively.

(7)	Employees’ Stock Incentive Plans

In October 2013, the Board adopted the H. J. Heinz Holding Corporation 2013 Omnibus Incentive Plan (the “2013 Omnibus Plan”) which authorizes the issuance of up to 39,600,000 shares of our Parent's capital stock. In 2013, Parent granted non-qualified stock options under the 2013 Omnibus Plan to select employees and Directors with a five-year cliff vesting provided the employee is continuously employed by Parent or one of its subsidiaries or affiliates. If a participant is involuntarily terminated without cause, 20% of their options will vest, on an accelerated basis, for each full year of service after the grant date. Share-based compensation expense of $2.4 million and $1.4 million associated with such grants is reflected in SG&A for the three months ended March 29, 2015 and March 30, 2014, respectively. Unrecognized compensation cost related to unvested option awards under the 2013 Omnibus Plan was $46.4 million as of March 29, 2015 and $35.5 million as of March 30, 2014.

The Company granted 2,222,257 and 2,475,000 option awards to employees during the first quarters ended March 29, 2015 and March 30, 2014, respectively. The weighted average grant date fair value per share of the options granted during the three months ended March 29, 2015 and March 30, 2014, as computed using the Black-Scholes pricing model, was $3.38 and $2.43, respectively.

In 2014 and 2015, options were issued in conjunction with a Bonus Swap Program whereby participants could elect to use a portion of their calculated non-equity incentive compensation (after all required taxes and deductions) to purchase shares of Common Stock in Parent. Participants who elected to purchase such shares were granted matching stock options. Parent issued 564,812 and 485,117 shares as part of the bonus swap program to eligible employees for which $7.6 million and $4.9 million was recorded in Additional Paid in Capital in February 2015 and 2014, respectively. Matching options granted under the program totaled 1,594,028 and 1,403,805 in February 2015 and 2014, respectively.

The weighted average assumptions used to estimate the fair values are as follows:

	Three Months Ended
	March 29, 2015	March 30, 2014
Exercise price	$13.50	$10.00
Risk-free interest rate	1.50%	1.41%
Expected term (in years)	5.0	5.0
Expected volatility	25.0%	24.3%
Expected forfeiture rate	5.0%	5.0%
The compensation cost related to equity plans and the related tax benefit is primarily recognized in SG&A as follows:

	Three Months Ended
	March 29, 2015	March 30, 2014
	(In millions)
Pre-tax compensation cost	$2.4	$1.4
Tax benefit	0.8	0.5
After-tax compensation cost	$1.6	$0.9

H. J. HEINZ CORPORATION II AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

A summary of the Company’s stock option activity and related information is as follows:

Number of Options
Options outstanding at December 28, 2014	19,332,920
Options granted	3,816,285
Options forfeited	(193,573)
Options exercised	(7,625)
Options outstanding at March 29, 2015	22,948,007

(8)	Pensions and Other Post-Retirement Benefits
The Company's employees participate in various employee benefit plans that were in place prior to the acquisition.
The components of net periodic benefit (income)/expense are as follows:

	First Quarter Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
	Pension Benefits		Other Retiree Benefits
	(In thousands)
Service cost	$6,350	$7,472	$993	$1,409
Interest cost	26,216	34,958	1,818	2,192
Expected return on plan assets	(47,945)	(54,867)	—	—
Amortization of prior service cost/(credit)	—	—	(1,577)	(1,577)
Amortization of unrecognized (gain)/loss	743	(15)	—	—
Settlements	265	—	—	—
Net periodic benefit (income)/expense	$(14,371)	$(12,452)	$1,234	$2,024

The amounts recognized for pension benefits as Other non-current assets on the Company's condensed consolidated balance sheets were $583.0 million as of March 29, 2015 and $581.3 million as of December 28, 2014.

During the first quarter of 2015, the Company contributed $15.0 million to these defined benefit plans. The Company expects to make combined cash contributions of approximately $87.6 million for the year ended January 3, 2016.  However, actual contributions may be affected by pension asset and liability valuations during the year.

H. J. HEINZ CORPORATION II AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

(9)	Comprehensive Income/(Loss)
The following tables summarize the allocation of total comprehensive income between H. J. Heinz Corporation II and the noncontrolling interest for the first quarters ended March 29, 2015 and March 30, 2014, respectively:

	First Quarter Ended
	March 29, 2015			March 30, 2014
	H. J. Heinz Corporation II	Noncontrolling Interest	Total	H. J. Heinz Corporation II	Noncontrolling Interest	Total
	(In thousands)
Net income/(loss)	$276,431	$2,778	$279,209	$195,202	$3,283	$198,485
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(779,979)	(14,213)	(794,192)	105,287	8,160	113,447
Net deferred gains/(losses) on net investment hedges from periodic revaluations	432,089	—	432,089	(115,446)	—	(115,446)
Net pension and post-retirement benefit (losses)/gains	(1,230)	—	(1,230)	—	—	—
Reclassification of net pension and post-retirement benefit (gains)/losses to net income	(315)	—	(315)	(993)	(1)	(994)
Net deferred gains/(losses) on cash flow hedges from periodic revaluations	(66,869)	326	(66,543)	(58,989)	(620)	(59,609)
Net deferred (gains)/losses on cash flow hedges reclassified to earnings	1,027	—	1,027	(2,591)	(204)	(2,795)
Total comprehensive income/(loss)	(138,846)	(11,109)	(149,955)	122,470	10,618	133,088
The tax (expense)/benefit associated with each component of other comprehensive income/(loss) is as follows:

	First Quarter Ended
	H. J. Heinz Corporation II	Noncontrolling Interest	Total
	(In thousands)
March 30, 2014
Foreign currency translation adjustments	$73	$—	$73
Net deferred gains/(losses) on net investment hedges from periodic revaluations	$71,511	$—	$71,511
Reclassification of net pension and post-retirement benefit (gains)/losses to net income	$(599)	$—	$(599)
Net deferred gains/(losses) on cash flow hedges from periodic revaluations	$30,701	$206	$30,907
Net deferred (gains)/losses on cash flow hedges reclassified to earnings	$(2,784)	$(69)	$(2,853)

March 29, 2015
Foreign currency translation adjustments	$—	$—	$—
Net deferred gains/(losses) on net investment hedges from periodic revaluations	$(319,151)	$—	$(319,151)
Net pension and post-retirement benefit gains/(losses)	$750	$—	$750
Reclassification of net pension and post-retirement benefit (gains)/losses to net income	$(254)	$—	$(254)
Net deferred gains/(losses) on cash flow hedges from periodic revaluations	$45,211	$(109)	$45,102
Net deferred (gains)/losses on cash flow hedges reclassified to earnings	$(1,829)	$—	$(1,829)

H. J. HEINZ CORPORATION II AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The following table provides a summary of the changes in the carrying amount of accumulated other comprehensive (loss)/income, net of tax, by component attributable to H. J. Heinz Corporation II:

	Foreign currency translation adjustments	Net pension and post retirement benefit	Net cash flow hedges	Total
	(In thousands)
Balance as of December 28, 2014	(573,555)	61,560	(61,491)	(573,486)
Foreign currency translation adjustments	(779,979)	—	—	(779,979)
Net deferred gains/(losses) on net investment hedges from periodic revaluations	432,089	—	—	432,089
Net pension and post-retirement benefit gains/(losses)	—	(1,230)	—	(1,230)
Reclassification of net pension and post-retirement benefit (gains)/losses to net income	—	(315)	—	(315)
Net deferred gains/(losses) on cash flow hedges from periodic revaluations	—	—	(66,869)	(66,869)
Net deferred (gains)/losses on cash flow hedges reclassified to earnings	—	—	1,027	1,027
Net current-period other comprehensive income/(loss)	(347,890)	(1,545)	(65,842)	(415,277)
Balance as of March 29, 2015	$(921,445)	$60,015	$(127,333)	$(988,763)
The following table presents the affected earnings line for reclassifications out of accumulated other comprehensive income/(loss), net of tax, by component attributable to H. J. Heinz Corporation II for the first quarters ended March 29, 2015 and March 30, 2014:

Accumulated other comprehensive income/(loss) component	Reclassified from accumulated other comprehensive income/(loss) to earnings		Line affected by reclassification
	Three months ended March 29, 2015	Three months ended March 30, 2014
	(In thousands)
Gains/(losses) on cash flow hedges:
Foreign exchange contracts	$(612)	$(459)	Sales
Foreign exchange contracts	4,488	5,048	Cost of products sold
Foreign exchange contracts	(179)	(38)	Selling, general, and administrative expenses
Foreign exchange contracts	854	818	Other income/(expense)
Foreign exchange contracts	—	6	Interest expense
Interest rate swap contracts	(3,749)	—	Interest expense
	802	5,375	Gains/(losses) in income before income taxes
	(1,829)	(2,784)	Provision for income taxes
	$(1,027)	$2,591	Gains/(losses) in net income

Gains/(losses) on pension and post retirement benefit:
Amortization of unrecognized gains/(losses)	$(743)	$15	(a)
Prior service credit/(cost)	1,577	1,577	(a)
Settlement loss	(265)	—	(a)
	569	1,592	Gains/(losses) in income before income taxes
	(254)	(599)	Provision for income taxes
	$315	$993	Gains/(losses) in net income
______________________________________
(a) As these components are included in the computation of net periodic pension and post retirement benefit costs refer to Note 8 for further details.

H. J. HEINZ CORPORATION II AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

(10)	Changes in Equity
The following table provides a summary of the changes in the carrying amounts of total equity, H. J. Heinz Corporation II shareholder equity and equity attributable to the noncontrolling interest:

	Capital Stock	Additional Capital	Retained Earnings	Accumulated OCI	Noncontrolling Interest	Total
	(In thousands)
Balance as of December 28, 2014	$15,997,578	$13,751	$—	$(573,486)	$218,918	$15,656,761
Comprehensive income/(loss) (a)	—	—	276,431	(415,277)	(7,932)	(146,778)
Dividends paid to shareholder	—	—	(180,000)	—	—	(180,000)
Capital contribution (b)	—	8,098	—	—	—	8,098
Stock option expense	—	2,988	—	—	—	2,988
Balance at March 29, 2015	$15,997,578	$24,837	$96,431	$(988,763)	$210,986	$15,341,069
______________________________________
(a) The allocation of the individual components of comprehensive income/(loss) attributable to H. J. Heinz Corporation II and the noncontrolling interest is disclosed in Note 9. Comprehensive loss attributable to the redeemable noncontrolling interest is $3.2 million for the three months ended March 29, 2015.
(b) Represents non cash capital contribution associated with the push down of shares issued by Parent to certain employees in conjunction with the Bonus Swap Program. See Note 7.

(11)	Debt
The Company's long-term debt consists of the following:

	March 29, 2015	December 28, 2014
	(Unaudited)
	(In thousands)
$2.95 billion Term B-1 Loan	$2,122,477	$2,769,422
$6.55 billion Term B-2 Loan	4,282,623	5,588,113
$3.10 billion 4.25% Second Lien Senior Secured Notes due 2020	3,100,000	3,100,000
$2.00 billion 4.875% Second Lien Senior Secured Notes due 2025	2,000,000	—
Other U.S. Dollar Debt due May 2013 — November 2034 (0.94%—7.96%)	9,725	9,808
Other Non-U.S. Dollar Debt due May 2013 — May 2023 (3.50%—11.00%)	46,650	53,005
2.00% U.S. Dollar Notes due September 2016	58,308	58,308
1.50% U.S. Dollar Notes due March 2017	17,742	17,742
3.125% U.S. Dollar Notes due September 2021	34,433	34,433
2.85% U.S. Dollar Notes due March 2022	5,599	5,599
$235 million 6.375% U.S. Dollar Debentures due July 2028	256,120	256,511
£125 million 6.25% British Pound Notes due February 2030	196,369	205,513
$437 million 6.75% U.S. Dollar Notes due March 2032	474,172	474,726
$931 million 7.125% U.S. Dollar Notes due August 2039	1,022,196	1,023,133
	13,626,414	13,596,313
Less portion due within one year	(10,145)	(11,326)
Total long-term debt	$13,616,269	$13,584,987
Weighted-average interest rate on long-term debt, including the impact of applicable interest rate swaps	4.24%	4.02%
Senior Credit Facilities

The Senior Credit Facilities are with a syndicate of banks and other financial institutions and provide financing of up to $9.5 billion and consist of (i)(a) term B-1 loans in an aggregate principal amount of $2.95 billion (the “B-1 Loans”) and (b) term

H. J. HEINZ CORPORATION II AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

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

The Senior Credit Facilities contain a number of customary affirmative and negative covenants that, among other things, limits or restricts the ability of the Company and its restricted subsidiaries to incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers, consolidations, liquidations and dissolutions (other than the 2013 Merger); sell assets; pay dividends and make other payments in respect of capital stock; make acquisitions, investments, loans and advances; pay and modify the terms of certain indebtedness; engage in certain transactions with affiliates; enter into negative pledge clauses and clauses restricting subsidiary distributions; and change its line of business.

In addition, under the Senior Credit Facilities, the Company is required to comply with a specified first lien senior secured leverage ratio to the extent any loans are outstanding under the New Revolving Credit Facility or Letters of Credit issued and outstanding thereunder exceed $50 million as of the end of any fiscal quarter. The Senior Credit Facilities also contain certain customary representations and warranties, affirmative covenants and events of default. As of March 29, 2015, the Company is in compliance with these credit facility covenants.

4.25% Second Lien Senior Secured Notes

On April 1, 2013, in connection with the 2013 Merger, Merger Subsidiary completed the private placement of $3.1 billion aggregate principal amount of 4.25% Second Lien Senior Secured Notes due 2020 (the “2020 Notes”) to initial purchasers for resale by the Initial Purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States under Regulation S of the Securities Act. The 2020 Notes were issued pursuant to an indenture (the “Indenture”), dated as of April 1, 2013, by and among Merger Subsidiary, Holdings and Wells Fargo Bank, National Association, as trustee (in such capacity, the “Trustee”) and as collateral agent (in such capacity, the “Collateral Agent”).

The 2020 Notes are jointly and severally, unconditionally guaranteed on a senior secured basis, by Holdings and each direct and indirect, existing and future, domestic material wholly-owned restricted subsidiary that guarantee our obligations under the Senior Credit Facilities. See Note 17 for more details.

The Indenture (as supplemented by the Supplemental Indenture) limits the ability of the Company and its restricted subsidiaries to incur additional indebtedness or guarantee indebtedness; create liens or use assets as security in other transactions; declare or pay dividends, redeem stock or make other distributions to stockholders; make investments; merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets; enter into transactions with affiliates; sell or transfer certain assets; and agree to certain restrictions on the ability of restricted subsidiaries to make payments to us. We were in compliance with these covenants as of March 29, 2015.

4.875% Second Lien Senior Secured Notes

On January 30, 2015, H. J. Heinz Company completed the private placement of $2.0 billion aggregate principal amount of 4.875% Second Lien Senior Secured Notes due 2025 (the “2025 Notes”) to initial purchasers for resale by the Initial Purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States under Regulation S of the Securities Act. The 2025 Notes were issued pursuant to an indenture (the “Indenture”), dated as of January 30, 2015, by and among H. J. Heinz Company and MUFG Union Bank, N.A., as trustee (in such capacity, the “Trustee”) and Wells Fargo Bank, National Association, as collateral agent (in such capacity, the “Collateral Agent”). The 2025 Notes are jointly and severally, unconditionally guaranteed on a senior secured basis, by Holdings and each direct and indirect,

H. J. HEINZ CORPORATION II AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

existing and future, domestic material wholly-owned restricted subsidiary that guarantee our obligations under the Senior Credit Facilities.  The 2025 Notes are issued under Rule 144A for life and will not be registered. See Note 17 for more details.

The Indenture (as supplemented by the Supplemental Indenture) limits the ability of the Company and its restricted subsidiaries to incur additional indebtedness or guarantee indebtedness; create liens or use assets as security in other transactions; declare or pay dividends, redeem stock or make other distributions to stockholders; make investments; merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets; enter into transactions with affiliates; sell or transfer certain assets; and agree to certain restrictions on the ability of restricted subsidiaries to make payments to us. We were in compliance with these covenants as of March 29, 2015.

The net proceeds from this offering were used to repay $650.2 million of the B-1 Loans and $1,309.8 million of the B-2 Loans outstanding.
Debt issuance costs
As of March 29, 2015, unamortized debt issuance costs were $66.4 million. Amortization of these debt issuance costs recorded was $9.8 million for the three months ended March 29, 2015 and $12.2 million for the three months ended March 30, 2014. These costs are amortized using the effective interest method over the respective term of debt to which they specifically relate. During the first quarter of 2015, the Company wrote off $32.2 million of deferred debt issuance costs, of which $25.6 million was related to deferred financing fees and $6.6 million was related to original issuance discounts, as a result of a partial repayment of the B-1 Loans and the B-2 Loans. In connection with the issuance of the Second Lien Senior Secured Notes during the first quarter of 2015, the Company paid debt issuance costs of $16.4 million.

(12)	Financing Arrangements

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

On December 18, 2014, the Company entered into a new £90 million and €35 million European accounts receivable factoring program. The Company accounts for transfers of receivables pursuant to this program as a sale, and it removes them from the consolidated balance sheet. For the sale of receivables under the program, the Company receives cash consideration of up to ninety-five percent of the £90 million and €35 million facilities and records a receivable from the bank (Deferred Purchase Price) for the remainder.

The cash consideration and carrying amount of receivables removed from the consolidated balance sheets in connection with the above programs were $264.3 million and $284.2 million as of March 29, 2015 and December 28, 2014, respectively. The fair value of the Deferred Purchase Price was $153.0 million and $160.8 million as of March 29, 2015 and December 28, 2014, respectively. The Deferred Purchase Price is included as a trade receivable on the consolidated balance sheets and has a carrying value which approximates fair value as of March 29, 2015 and December 28, 2014 due to the nature of the short-term underlying financial assets. The proceeds from these sales are recognized on the statements of cash flows as a component of operating activities. The Company acts as servicer for these arrangements. The Company has not recorded any servicing assets or liabilities as of March 29, 2015 and December 28, 2014 for these arrangements because they were not material to the financial statements.

H. J. HEINZ CORPORATION II AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

(13)	Fair Value Measurements
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
As of March 29, 2015 and December 28, 2014, the fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

	March 29, 2015				December 28, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Derivatives(a)	$—	$1,300,738	$—	$1,300,738	$—	$575,369	$—	$575,369
Total assets at fair value	$—	$1,300,738	$—	$1,300,738	$—	$575,369	$—	$575,369
Liabilities:
Derivatives(a)	$—	$219,422	$—	$219,422	$—	$141,709	$—	$141,709
Total liabilities at fair value	$—	$219,422	$—	$219,422	$—	$141,709	$—	$141,709
_______________________________________
(a)Foreign currency derivative contracts are valued based on observable market spot and forward rates and classified within Level 2 of the fair value hierarchy. Interest rate swaps are valued based on observable market swap rates and classified within Level 2 of the fair value hierarchy. Cross-currency swaps are valued based on observable market spot and swap rates and classified within Level 2 of the fair value hierarchy.

The aggregate fair value of the Company's long-term debt, including the current portion, was $14.24 billion as compared with the carrying value of $13.63 billion at March 29, 2015, and $13.59 billion as compared with the carrying value of $13.60 billion at December 28, 2014. The Company's debt obligations are valued based on market quotes and are classified within Level 2 of the fair value hierarchy.

There have been no transfers between Levels 1, 2 and 3 in the first quarter of 2015 or 2014.

(14)	Derivative Financial Instruments and Hedging Activities
The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. At March 29, 2015, the Company had outstanding currency exchange, interest rate, and cross-currency swap derivative contracts with notional amounts of $2.3 billion, $6.4 billion and $9.9 billion respectively. At December 28, 2014, the Company had outstanding currency exchange, interest rate, and cross-currency swap derivative contracts with notional amounts of $4.6 billion, $7.9 billion and $9.9 billion, respectively.

H. J. HEINZ CORPORATION II AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The following table presents the fair values and corresponding balance sheet captions of the Company’s derivative instruments as of March 29, 2015 and December 28, 2014:

	March 29, 2015			December 28, 2014
	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Swap Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Swap Contracts
	(In thousands)
Assets:
Derivatives designated as hedging instruments:
Other receivables, net	$48,966	$—	$—	$43,290	$—	$—
Other non-current assets	—	—	1,191,388	3,290	2,392	357,007
	48,966	—	1,191,388	46,580	2,392	357,007
Derivatives not designated as hedging instruments:
Other receivables, net	34,695	—	—	158,424	—	—
Other non-current assets	25,689	—	—	10,966	—	—
	60,384	—	—	169,390	—	—
Total assets(a)	$109,350	$—	$1,191,388	$215,970	$2,392	$357,007
Liabilities:
Derivatives designated as hedging instruments:
Other payables	$24,601	$—	$—	$13,939	$—	$—
Other non-current liabilities	135	101,960	85,477	1,102	16,306	2,335
	24,736	101,960	85,477	15,041	16,306	2,335
Derivatives not designated as hedging instruments:
Other payables	7,249	—	—	108,027	—	—
Other non-current liabilities	—	—	—	—	—	—
	7,249	—	—	108,027	—	—
Total liabilities(a)	$31,985	$101,960	$85,477	$123,068	$16,306	$2,335
_______________________________________

(a)
The Company’s derivative financial instruments are subject to master netting arrangements that allow for the offset of asset and liabilities in the event of default or early termination of the contract. The Company elects to record the gross assets and liabilities of its derivative financial instruments in the consolidated balance sheets. If the derivative financial instruments had been netted in the consolidated balance sheets, the asset and liability positions each would have been reduced by $219.4 million and $141.7 million at March 29, 2015 and December 28, 2014, respectively. No material amounts of collateral were received or posted on the Company’s derivative assets and liabilities as of March 29, 2015.

Refer to Note 13 for further information on how fair value is determined for the Company’s derivatives.

H. J. HEINZ CORPORATION II AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The following table presents the pre-tax effect of derivative instruments on the consolidated statement of income for the first quarters ended March 29, 2015 and March 30, 2014:

	First Quarter Ended
	March 29, 2015			March 30, 2014
	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Swap Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Swap Contracts
	(In thousands)
Cash flow hedges:
Gains/(losses) recognized in other comprehensive income (effective portion)	$8,128	$(120,209)	$—	$(3,439)	$(86,251)	$—

Net investment hedges:
Gains/(losses) recognized in other comprehensive income (effective portion)	$—	$—	$751,239	$—	$—	$(186,958)
Total gains/(losses) recognized in other comprehensive income (effective portion)	$8,128	$(120,209)	$751,239	$(3,439)	$(86,251)	$(186,958)

Cash flow hedges:
Sales	$(612)	$—	$—	$(459)	$—	$—
Cost of products sold	4,488	—	—	5,048	—	—
Selling, general and administrative expenses	(179)	—	—	(38)	—	—
Other income/(expense), net	854	—	—	818	—	—
Interest (expense)/income	—	(3,749)	—	6	—	—
	4,551	(3,749)	—	5,375	—	—

Derivatives not designated as hedging instruments:
Unrealized (losses)/gains on derivative instruments recognized in other expense, net	(1,887)	—	—	—	—	—
Realized gains/(losses) on derivative instruments recognized in other expense, net	51,085	10,778	—	(17,419)	—	—
	49,198	10,778	—	(17,419)	—	—
Total amount recognized in statement of operations	$53,749	$7,029	$—	$(12,044)	$—	$—

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
Prior to the 2013 Merger date, Merger Subsidiary entered into interest rate swaps to mitigate exposure to variable rate debt that was raised to finance the acquisition. These agreements were not designated as hedging instruments prior to the acquisition date, and as such, we recognized the fair value of these instruments as an asset with gains recognized in income. As a result of the 2013 Merger and the transactions entered into in connection therewith, we have assumed the liabilities and obligations of Merger Subsidiary. Upon consummation of the acquisition, and as of March 29, 2015, these interest rate swaps with aggregate notional amounts of $9.0 billion and $6.4 billion, respectively, met the criteria for hedge accounting and were designated as

H. J. HEINZ CORPORATION II AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

hedges of future interest payments. During the next 12 months, the Company expects $33.3 million of deferred losses reported in accumulated other comprehensive income to be amortized into earnings as interest expense, when the forecasted interest payments occur.
Deferred Hedging Gains and Losses:
As of March 29, 2015, the Company is hedging forecasted inventory purchases and sales of finished goods for periods not exceeding 2 years. During the next 12 months, the Company expects $32.0 million of net deferred gains reported in accumulated other comprehensive loss to be reclassified to earnings, assuming market rates remain constant through contract maturities. Hedge ineffectiveness related to cash flow hedges as well as reclassifications to earnings due to hedged transactions deemed probable of not occurring, which is reported in current period earnings as other income/(expense), net, was not significant for the first quarters of Fiscal 2015 and Fiscal 2014, respectively.
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
Cross currency swap receipts and payments are recorded in other income/(expense), net, in the consolidated statement of operations. For the quarters ended March 29, 2015 and March 30, 2014, the Company recorded other income/(expense), net, of $15.1 million and $(6.4) million, respectively.
Other Activities:
The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting but which have the economic impact of largely mitigating foreign currency or interest rate exposures. These derivative contracts primarily include foreign currency forwards used to help mitigate the translation impact resulting from accounting remeasurement of certain foreign-currency denominated intercompany loans and other foreign-currency denominated activities between our subsidiaries. The Company maintained foreign currency forward contracts with total notional amounts of $1,482 million and $3,768 million that did not meet the criteria for hedge accounting as of March 29, 2015 and December 28, 2014, respectively. These forward contracts are accounted for on a full mark-to-market basis through current earnings, with gains and losses recorded as a component of other income/(expense), net. These contracts are scheduled to mature within 2.5 years.

H. J. HEINZ CORPORATION II AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

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

(15)	Venezuela - Foreign Currency and Inflation
The Company has a subsidiary in Venezuela that manufactures and sells a variety of products, primarily in the ketchup, condiments and sauces and infant feeding categories. The Company applies highly inflationary accounting to its business in Venezuela. Under highly inflationary accounting, the financial statements of our Venezuelan subsidiary are remeasured into the Company's reporting currency (U.S. dollars), based on the legally available exchange rate at which we expect to settle the underlying transaction (which we currently determine to be the official exchange rate of BsF6.30 per U.S. dollar). Exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than accumulated other comprehensive loss on the balance sheet, until such time as the economy is no longer considered highly inflationary. Certain non-monetary assets and liabilities are recorded at the applicable historical exchange rates. The impact of applying highly inflationary accounting for Venezuela on our consolidated financial statements is dependent upon movements in the official exchange rate between the Venezuelan bolivar fuerte and the U.S. dollar.
In March 2013, the Venezuelan government announced the creation of a new foreign exchange mechanism called the Complimentary System of Foreign Currency Acquirement (SICAD I). It operates similar to an auction system and allows entities in specific sectors to bid for U.S. dollars to be used for specified import transactions. In January 2014, the government in Venezuela announced certain changes to the regulations governing the currency exchange market. The current official exchange rate is the rate available through the government-operated National Center of Foreign Commerce (CENCOEX) and is applicable to import activities related to certain necessities, including food products. The Company was not invited and did not participate in the SICAD mechanism published rate of BsF12 per U.S. dollar during the first quarters ended March 29, 2015 and March 30, 2014, and has no intent to participate in this mechanism for the foreseeable future.
In February 2014, the Venezuelan government established a new foreign exchange market mechanism (SICAD II), which became effective on March 24, 2014 and was the market through which U.S. dollars were to be obtained for the remittance of dividends. This market had significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms, with published weighted average daily exchange rates of approximately BsF50 per U.S. dollar. The Company did not participate in the SICAD II mechanism during the first quarters ended March 29, 2015 and March 30, 2014. In February 2015, the SICAD I and SICAD II foreign currency exchange systems were merged. The published exchange rate for the combined SICAD mechanism continues to be approximately BsF12 per U.S. dollar.
In February 2015, the Venezuelan government announced a new open market foreign exchange system, the Marginal Currency System (SIMADI), which allows for legal trading of foreign currency based upon supply and demand. Between February 12, 2015, the date on which SIMADI market trading commenced, and March 29, 2015, the published weighted average daily exchange rate was approximately BsF185 per U.S. dollar. The Company did not have any settlements at SIMADI rates during the three months ending March 29, 2015, and has no intent to participate in this mechanism for the foreseeable future.
The Company has continued to have access to, and settlements at, the current official rate. At March 29, 2015, the Company had approximately $24.0 million pending approval for future settlement at the official rate of BsF6.30 per U.S. dollar of which approximately $5.4 million has been subsequently received. These requests are for the payment of invoices for the purchase of ingredients and packaging materials for the years from 2012 to 2015. While there is considerable uncertainty with respect to the actual rates to be realized in the circumstances, as of March 29, 2015, management continues to believe the official rate is legally available and appropriate for the Company's operations in Venezuela, and we continue to believe it is appropriate to remeasure our Venezuelan monetary assets and liabilities at the official rate of BsF6.30 per U.S. dollar. We will continue to monitor the evolving Venezuelan exchange market, including the newly established SIMADI market.
Our Venezuelan subsidiary included $222.2 million of net monetary assets and liabilities in its balance sheet at March 29, 2015, including cash and cash equivalents of approximately $256.1 million which represented 13% of the total Company cash and cash equivalents. It recognized $164.2 million of sales for the three months ended March 29, 2015, representing approximately 7% of total Company sales, and operating income of $47.3 million for the three months then ended, representing approximately 9% of total Company operating income. If we had used the SICAD exchange rate as of March 29, 2015, which was BsF12 per U.S. dollar, to remeasure the net monetary assets as at that date, we would have incurred a net charge of approximately $105.5 million. If we had used the SICAD exchange rate for the three months ended March 29, 2015 the sales of our Venezuelan subsidiary would be less than 4% of total Company and operating income would be less than 5% of total

H. J. HEINZ CORPORATION II AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

Company. If we had used the published SIMADI rate as of March 29, 2015, of BsF193.3 per U.S. dollar to remeasure the net monetary assets as at that date, this would have incurred a net charge of approximately $215.0 million. If we had used the SIMADI exchange rate for the three months ended March 29, 2015 the sales and operating income would be less than 1% of the total Company. In addition, if we were to conclude that the SIMADI exchange rate is the appropriate rate for remeasurement of our Venezuelan subsidiary, it would also lead to an impairment of our non-monetary assets, which were $88 million at March 29, 2015. Further devaluation of the bolivar fuerte, or our inability to convert our net monetary assets denominated in bolivar fuerte into U.S. dollars at the official exchange rate of BsF6.30 per U.S. dollar, could materially impact our results of operations or cash flows.

(16)	Definitive Merger Agreement with Kraft Foods Group

On March 24, 2015, Parent entered into an agreement and plan of merger ("Kraft Merger Agreement") with Kraft Foods Group, Inc. ("Kraft"), Kite Merger Sub Corp. ("merger sub") and Kite Merger Sub LLC, both of which are wholly-owned subsidiaries of Heinz. Pursuant to the terms of the Kraft Merger Agreement, in a series of transactions, beginning with the merger of Kraft and merger sub ("Kraft Merger"), Kraft will merge with and into Heinz. At the closing of the Kraft Merger, Parent will be renamed “The Kraft Heinz Company.”

Upon the completion of the Kraft Merger, each share of common stock, without par value, of Kraft ("Kraft Common Stock"), issued and outstanding immediately prior to the effective time of the Kraft Merger (other than deferred shares and restricted shares), will be canceled and converted into the right to receive one share of common stock, par value $0.01 per share, of Parent ("Heinz common stock"). In addition, prior to the effective time of the Kraft Merger, Kraft will declare a special cash dividend equal to $16.50 per share of Kraft Common Stock issued and outstanding to shareholders of Kraft as of a record date immediately prior to the closing of the Kraft Merger. Based on the estimated number of shares of Kraft and Heinz common stock that will be outstanding immediately prior to the closing of the Kraft Merger, it is anticipated that, upon closing, existing Parent shareholders will own approximately 51% of the outstanding shares of Heinz common stock and former Kraft shareholders will own approximately 49% of the outstanding shares of Heinz common stock, in each case on a fully diluted basis.

In connection with the Kraft Merger, Berkshire Hathaway and 3G Global Food Holdings, an entity affiliated with 3G Capital, have committed to purchase, or cause the purchase of, newly issued Heinz common stock immediately prior to the closing of the Kraft Merger for an aggregate purchase price of approximately $10.0 billion. The cash received from the purchase of shares by Berkshire Hathaway and 3G Global Food Holdings will primarily be used to fund the special cash dividend to Kraft common shareholders with any remaining funds to be used to pay Heinz transaction expenses and for general corporate purposes.

The Kraft Merger will be accounted for under the acquisition method of accounting for business combinations pursuant to the provisions of ASC 805. Because current shareholders of Parent will own approximately 51% of the Heinz common stock on a fully diluted basis immediately following the closing of the Kraft Merger and the directors and management of Parent will retain a majority of board seats and key positions in the management of Kraft Heinz Company, Parent is considered to be the acquiring company for accounting purposes. The application of purchase accounting as of the closing date is expected to have a material effect on Heinz's results of operations for periods after the acquisition.

(17)	Supplemental Financial Information

On April 1, 2013, in connection with the 2013 Merger, Merger Subsidiary completed the private placement of $3.1 billion aggregate principal amount of 4.25% 2020 Notes to Initial Purchasers for resale by the Initial Purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States under Regulation S of the Securities Act. See Note 11 for more details.

On January 30, 2015, H. J. Heinz Company completed the private placement of $2.0 billion aggregate principal amount of 4.875% Second Lien Senior Secured Notes due 2025 (the “2025 Notes”) to initial purchasers for resale by the Initial Purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States under Regulation S of the Securities Act. See Note 11 for more details.

The 4.25% 2020 Notes and 4.875% 2025 Notes are jointly and severally, fully and unconditionally guaranteed on a senior secured basis, subject to certain customary release provisions by the Guarantors, which represent most of Heinz's domestic subsidiaries, which guarantee our obligations under the Senior Credit Facilities.

H. J. HEINZ CORPORATION II AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The Issuer and guarantor subsidiaries are 100% owned by Holdings.

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

H. J. HEINZ CORPORATION II AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

H. J. Heinz Corporation II and Subsidiaries

Condensed Consolidating Statements of Operations
First Quarter Ended March 29, 2015

	Holdings	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Sales	$—	$51,072	$921,903	$1,611,543	$(106,598)	$2,477,920
Cost of product sold	—	742	609,092	998,525	(106,598)	1,501,761
Gross profit	—	50,330	312,811	613,018	—	976,159
Selling, general and administrative expenses	—	29,992	150,543	287,123	—	467,658
Operating income	—	20,338	162,268	325,895	—	508,501
Interest expense/(income), net	—	187,199	4,665	(891)	—	190,973
Other income, net	—	24,875	509	3,847	—	29,231
(Loss)/income from before income taxes	—	(141,986)	158,112	330,633	—	346,759
Equity in earnings of subsidiaries	276,431	415,554	246,968	—	(938,953)	—
(Benefit from)/provision for income taxes	—	(2,863)	5,590	64,823	—	67,550
Net income	276,431	276,431	399,490	265,810	(938,953)	279,209
Less: Net income attributable to noncontrolling interest	—	—	—	2,778	—	2,778
Net income	$276,431	$276,431	$399,490	$263,032	$(938,953)	$276,431

Total comprehensive loss	$(138,846)	$(138,846)	$(406,697)	$(537,992)	$1,083,535	$(138,846)

H. J. HEINZ CORPORATION II AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

H. J. Heinz Corporation II and Subsidiaries

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

H. J. HEINZ CORPORATION II AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

H. J. Heinz Corporation II and Subsidiaries

Condensed Consolidating Balance Sheets
As of March 29, 2015

	Holdings	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS	(In thousands)
Current assets:
Cash and cash equivalents	$—	$397,789	$1,283	$1,500,112	$—	$1,899,184
Trade receivables	—	—	—	818,236	—	818,236
Other receivables	—	61,648	38,569	193,400	—	293,617
Receivables due from affiliates	—	326,572	72,189	238,174	(636,935)	—
Inventories:
Finished goods and work-in-process	—	—	392,059	604,226	—	996,285
Packaging material and ingredients	—	—	69,487	166,611	—	236,098
Total inventories	—	—	461,546	770,837	—	1,232,383
Prepaid expenses	—	16,249	53,017	107,617	(12,720)	164,163
Short-term lending due from affiliates	—	1,205,218	2,212,578	701,627	(4,119,423)	—
Other current assets	—	73,297	21,718	49,525	(74,325)	70,215
Total current assets	—	2,080,773	2,860,900	4,379,528	(4,843,403)	4,477,798
Property, plant and equipment:
Property, plant and equipment, gross	—	299,603	886,373	1,550,815	—	2,736,791
Less accumulated depreciation	—	53,166	181,953	235,792	—	470,911
Total property, plant and equipment, net	—	246,437	704,420	1,315,023	—	2,265,880
Other non-current assets:
Goodwill	—	—	8,906,866	5,680,704	—	14,587,570
Investments in subsidiaries	15,130,083	26,913,194	13,684,268	—	(55,727,545)	—
Trademarks, net	—	4,674,368	455,105	5,979,437	—	11,108,910
Other intangibles, net	—	341,624	611,724	713,741	—	1,667,089
Long-term lending due from affiliates	—	—	2,840,938	183,039	(3,023,977)	—
Other non-current assets	—	1,294,662	47,874	842,581	—	2,185,117
Total other non-current assets	15,130,083	33,223,848	26,546,775	13,399,502	(58,751,522)	29,548,686
Total assets	$15,130,083	$35,551,058	$30,112,095	$19,094,053	$(63,594,925)	$36,292,364

H. J. HEINZ CORPORATION II AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

H. J. Heinz Corporation II and Subsidiaries

Condensed Consolidating Balance Sheets
As of March 29, 2015

	Holdings	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS EQUITY	(In thousands)
Current liabilities:
Short-term debt	$—	$—	$—	$628	$—	$628
Short-term lending due to affiliates	—	3,441,104	80,002	598,317	(4,119,423)	—
Portion of long-term debt due within one year	—	—	337	9,808	—	10,145
Trade payables	—	15,528	522,322	961,103	—	1,498,953
Payables due to affiliates	—	148,714	84,177	404,044	(636,935)	—
Other payables	—	34,915	25,653	57,003	—	117,571
Accrued marketing	—	—	44,768	214,593	—	259,361
Other accrued liabilities	—	214,458	81,178	296,247	(12,720)	579,163
Income taxes	—	44,568	64,743	29,769	(74,325)	64,755
Total current liabilities	—	3,899,287	903,180	2,571,512	(4,843,403)	2,530,576
Long-term debt and other non-current liabilities:
Long-term debt	—	11,621,182	1,761,876	233,211	—	13,616,269
Long-term borrowings due to affiliates	—	2,000,000	183,012	1,058,794	(3,241,806)	—
Deferred income taxes	—	2,696,884	139,696	1,202,148	—	4,038,728
Non-pension post-retirement benefits	—	4,512	144,969	41,834	—	191,315
Other non-current liabilities	—	199,110	66,424	287,721	—	553,255
Total long-term debt and other non-current liabilities	—	16,521,688	2,295,977	2,823,708	(3,241,806)	18,399,567
Redeemable noncontrolling interest	—	—	—	21,152	—	21,152
Total shareholders' equity	15,130,083	15,130,083	26,912,938	13,466,695	(55,509,716)	15,130,083
Noncontrolling interest	—	—	—	210,986	—	210,986
Total equity	15,130,083	15,130,083	26,912,938	13,677,681	(55,509,716)	15,341,069
Total liabilities and equity	$15,130,083	$35,551,058	$30,112,095	$19,094,053	$(63,594,925)	$36,292,364

H. J. HEINZ CORPORATION II AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

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

H. J. HEINZ CORPORATION II AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

H. J. Heinz Corporation II and Subsidiaries

Condensed Consolidating Balance Sheets
As of December 28, 2014

	Holdings	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS EQUITY	(In thousands)
Current liabilities:
Short-term debt	$—	$—	$—	$58,575	$—	$58,575
Short-term lending due to affiliates	—	2,604,126	1,330,932	28,972	(3,964,030)	—
Portion of long-term debt due within one year	—	—	336	10,990	—	11,326
Trade payables	—	28,151	584,654	1,038,329	—	1,651,134
Payables due to affiliates	—	186,923	106,397	267,805	(561,125)	—
Other payables	—	101,084	46,164	55,799	—	203,047
Accrued marketing	—	—	53,135	244,118	—	297,253
Other accrued liabilities	—	180,311	121,615	350,252	(12,803)	639,375
Income taxes	—	176,243	102,836	210	(47,575)	231,714
Total current liabilities	—	3,276,838	2,346,069	2,055,050	(4,585,533)	3,092,424
Long-term debt and other non-current liabilities:
Long-term debt	—	11,573,617	1,763,843	247,527	—	13,584,987
Long-term borrowings due to affiliates	—	2,000,000	191,363	2,607,892	(4,799,255)	—
Deferred income taxes	—	2,303,512	178,704	1,384,287	—	3,866,503
Non-pension post-retirement benefits	—	3,524	145,457	48,193	—	197,174
Other non-current liabilities	—	112,828	22,020	200,762	—	335,610
Total long-term debt and other non-current liabilities	—	15,993,481	2,301,387	4,488,661	(4,799,255)	17,984,274
Redeemable noncontrolling interest	—	—	—	29,282	—	29,282
Total shareholders' equity	15,437,843	15,437,843	27,332,303	13,877,766	(56,647,912)	15,437,843
Noncontrolling interest	—	—	—	218,918	—	218,918
Total equity	15,437,843	15,437,843	27,332,303	14,096,684	(56,647,912)	15,656,761
Total liabilities and equity	$15,437,843	$34,708,162	$31,979,759	$20,669,677	$(66,032,700)	$36,762,741

H. J. HEINZ CORPORATION II AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

H. J. Heinz Corporation II and Subsidiaries

Condensed Consolidating Statements of Cash Flows
For the Quarter Ended March 29, 2015

	Holdings	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities:	(In thousands)
Cash provided by/(used for) operating activities	$180,000	$(139,756)	$(94,424)	$150,760	$(180,000)	$(83,420)
Investing activities:
Capital expenditures	—	(9,791)	(16,033)	(27,563)	—	(53,387)
Net (payments on)/proceeds from intercompany lending activities	—	(671,027)	170,966	704,598	(204,537)	—
Return of capital	—	5,203	—	—	(5,203)	—
Other items, net	—	—	(680)	4,690	—	4,010
Cash (used for)/provided by investing activities	—	(675,615)	154,253	681,725	(209,740)	(49,377)
Financing activities:
Payments on long-term debt	—	(1,960,000)	(14)	(1,529)	—	(1,961,543)
Proceeds from long-term debt	—	2,000,000	—	—	—	2,000,000
Debt issuance costs	—	(16,350)	—	—	—	(16,350)
Net proceeds from/(payments on) intercompany borrowing activities	—	836,988	(72,049)	(969,476)	204,537	—
Net payments on commercial paper and short-term debt	—	—	—	(55,886)	—	(55,886)
Dividends	(180,000)	(180,000)	—	—	180,000	(180,000)
Other intercompany capital stock transactions	—	—	—	(5,203)	5,203	—
Cash (used for)/provided by financing activities	(180,000)	680,638	(72,063)	(1,032,094)	389,740	(213,779)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(52,917)	—	(52,917)
Net decrease in cash and cash equivalents	—	(134,733)	(12,234)	(252,526)	—	(399,493)
Cash and cash equivalents at beginning of period	—	532,522	13,517	1,752,638	—	2,298,677
Cash and cash equivalents at end of period	$—	$397,789	$1,283	$1,500,112	$—	$1,899,184

H. J. HEINZ CORPORATION II AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

H. J. Heinz Corporation II and Subsidiaries

Condensed Consolidating Statements of Cash Flows
For the Quarter Ended March 30, 2014

	Holdings	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities:		(In thousands)
Cash (used for)/provided by operating activities	—	$(116,072)	$219,658	$197,784	$—	$301,370
Investing activities:
Capital expenditures	—	(16,442)	(21,198)	(23,943)	—	(61,583)
Net proceeds from/(payments on) intercompany lending activities	—	287,461	(74,936)	201,072	(413,597)	—
Return of capital	180,000	—	—	—	(180,000)	—
Other items, net	—	13,999	4,426	191	—	18,616
Cash provided by/(used for) investing activities	180,000	285,018	(91,708)	177,320	(593,597)	(42,967)
Financing activities:
Payments on long-term debt	—	(23,750)	(38)	(860)	—	(24,648)
Net (payments on)/proceeds from intercompany borrowing activities	—	(1,918)	(464,424)	52,745	413,597	—
Net payments on commercial paper and short-term debt	—	—	—	(12,565)	—	(12,565)
Dividends	(180,000)	(180,000)	—	—	180,000	(180,000)
Other items, net	—	466	—	—	—	466
Cash (used for)/provided by financing activities	(180,000)	(205,202)	(464,462)	39,320	593,597	(216,747)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	14,584	—	14,584
Net (decrease)/increase in cash and cash equivalents	—	(36,256)	(336,512)	429,008	—	56,240
Cash and cash equivalents at beginning of period	—	48,396	943,741	1,466,855	—	2,458,992
Cash and cash equivalents at end of period	—	$12,140	$607,229	$1,895,863	$—	$2,515,232

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The H.J. Heinz Company ("Heinz") has been a pioneer in the food industry for over 140 years and possesses one of the world's best and most recognizable brands - Heinz ®. The Company has a global portfolio of leading brands focused in three core categories, Ketchup and Sauces, Meals and Snacks, and Infant/Nutrition.

During the three months ended March 29, 2015, the Company's total sales were $2.48 billion, compared to $2.80 billion for the three months ended March 30, 2014. The decline in sales was principally due to unfavorable foreign exchange translation rates which decreased sales by 7.0% and a decrease in volume of 9.2% primarily due to the acceleration of sales ahead of the U.S. Keystone(1) go-live in the prior year, frozen nutritional meals category softness and product rationalization in U.S. Consumer Products, reduced trade promotions in U.S. Foodservice and Canada, and product rationalization and reduced trade promotions on beans in the U.K. Net pricing increased sales by 4.8%, driven by increased pricing in U.S. Consumer Products coupled with reduced trade promotions in U.S. Foodservice and Canada and increased inflation-based pricing in Venezuela. Sales decreased 0.1% due to a small divestiture in Europe.
Increases in gross profit, operating income and net income are primarily related to reduced charges for restructuring and productivity initiatives in the current year and the positive impact of restructuring and productivity initiatives taken in the prior year and increased sales in Venezuela. These increases were offset by lower sales volumes in the U.S. and unfavorable exchange translation rates in Europe, Australia and New Zealand.

Adjusted earnings before interest, tax, depreciation and amortization ("Adjusted EBITDA") decreased $37 million or 5.4%, to $651 million, primarily reflecting decreased gross profit in North America as a result of decreased sales volumes and unfavorable foreign exchange translation rates in all segments offset by increased sales in Venezuela and reduced SG&A .
See Results of Continuing Operations sections for further analysis of our operating results for the quarter.

(1) Project Keystone is a multi-year global program designed to drive productivity and make Heinz much more competitive by adding capabilities, harmonizing global processes and standardizing our systems through SAP

Restructuring and Productivity Initiatives

Phase 1: During the transition period and first nine months of 2014, the Company invested in restructuring and productivity initiatives as part of its ongoing cost reduction efforts with the goal of driving efficiencies and creating fiscal resources that will be reinvested into the Company's business as well as to accelerate overall productivity on a global scale. As of March 29, 2015, these initiatives have resulted in the reduction of approximately 4,050 corporate and field positions across the Company's global business segments (excluding the factory closures and Phase II noted below). With respect to these restructuring and productivity initiatives, the Company incurred total charges of $289 million related to severance benefits and other severance-related expenses from inception through its conclusion in December 2014. The ongoing annual cost savings is estimated to be approximately $250 million, but is subject to a number of assumptions and may differ from actual results.

Footprint: In addition, the Company announced the planned closure and consolidation of 5 factories across the U.S., Canada and Europe during 2014.  The number of employees impacted by these 5 plant closures and consolidation is approximately 1,600, all of which had left the Company as of March 29, 2015. With respect to these factory closures, the Company incurred charges of $91 million related to severance benefits and other severance-related expenses through its conclusion on March 29, 2015.  The Company may also incur other charges not currently contemplated due to events that may occur as a result of, or related to, these plant closures. The ongoing annual cost savings is estimated to be approximately $80 million, but is subject to a number of assumptions and may differ from actual results.

License Expiration: Furthermore, the Company announced the planned closure of an additional factory in Europe in the first half of 2015 due to the expiration of a license to manufacture a non-core product. The number of employees expected to be impacted by this plant closure is approximately 200. With respect to this factory closure, the Company incurred charges of approximately $11 million related to severance benefits and other severance-related expenses through March 29, 2015. In addition, the Company recognized $33 million in non-cash asset write-downs due to the planned closure. In the three months ended March 29, 2015, the company incurred $9 million in contract termination fees related to this factory closure.

Phase II: In the fourth quarter of 2014 and first quarter of 2015, the Company invested in restructuring and productivity initiatives as part of its ongoing cost reduction efforts with the goal of driving efficiencies and creating fiscal resources that will be reinvested into the Company's business as well as to accelerate overall productivity on a global scale. As of March 29, 2015, these initiatives have resulted in the reduction of approximately 1,050 corporate and field positions across the Company's global business segments (excluding Phase I and the factory closures noted above). With respect to these restructuring and productivity initiatives, the Company recognized $30 million in non-cash asset write-downs for impairment of long-lived assets to be disposed. The Company currently estimates it will incur total charges of approximately $70 million related to severance benefits and other severance-related expenses, of which $68 million has been incurred from project inception through March 29, 2015.

The Company recorded pre-tax costs related to these productivity initiatives of $17 million in the three months ended March 29, 2015 and $141 million in the three months ended March 30, 2014, which were recorded in the Non-Operating segment. See Note 4, “Restructuring and Productivity Initiatives” for additional information on these productivity initiatives.

THREE MONTHS ENDED MARCH 29, 2015 AND MARCH 30, 2014

Results of Continuing Operations

Sales were $2.48 billion for the quarter ended ended March 29, 2015, compared with $2.80 billion for the quarter ended March 30, 2014, a decrease of $322 million, or 11.5%. Volume decreased 9.2% primarily due to the acceleration of sales ahead of the U.S. Keystone go-live in the prior year, product rationalization and frozen nutritional meals category softness in U.S. Consumer Products, reduced trade promotions in U.S. Foodservice and Canada, and product rationalization, category softness and reduced trade promotions in the U.K. Net pricing increased sales by 4.8%, driven by increased pricing in U.S. Consumer Products coupled with reduced trade promotions in U.S. Foodservice and Canada and increased inflation-based pricing in Venezuela. Unfavorable foreign exchange translation rates decreased sales by 7.0%. Sales decreased 0.1% due to divestitures.

Gross profit increased $22 million or 2.3% to $976 million, and gross profit margin increased to 39.4% from 34.1%. These increases are primarily related to lower cost of products sold associated with decreased charges for restructuring and productivity initiatives (which are recorded in the non-operating segment), the positive impact of restructuring charges and productivity initiatives taken in the prior year and increased sales in Venezuela. These increases in gross profit were offset by lower sales volumes in the U.S. and unfavorable exchange translation rates in all segments.

Selling, general and administrative expenses ("SG&A") decreased $61 million, or 11.6% to $461 million, and is flat as a percentage of sales at 18.6% in the current and prior years. The decrease in SG&A is attributable to reduced sales volume, lower fixed selling and distribution and lower general and administrative expense primarily resulting from prior year restructuring and productivity related initiatives, and lower marketing expense. Lower exchange translation rates had a favorable impact on SG&A in the current year.

Merger related costs of $7 million in the three months ended March 29, 2015 represent legal and professional fees associated with the Kraft Merger. There were no merger related costs in the three months ended March 30, 2014.

Net interest expense increased $28 million, to $191 million, due primarily to the write off of deferred financing fees and original issue discount associated with the repayment of a portion of the B-1 Loans and B-2 Loans in the first quarter of 2015. Other income, net, was $29 million compared to other expense, net of $21 million in the prior year. The increase is primarily due to gains on the unwind of our interest rate swaps associated with our 2025 2nd lien notes financing and favorable currency movements on our intercompany loans, foreign currency assets and liabilities, and cross currency swaps.

For the current quarter the Company recorded a tax expense of $68 million, or 19.5% of pretax income. In the prior year the Company recorded a tax expense of $51 million, or 20.3% of pretax income. The decrease in the effective tax rate is primarily the result of the current period including a lower blended statutory tax rate and higher tax exempt income, partially offset by beneficial revisions to estimates in the prior year.

The net income from continuing operations attributable to H. J. Heinz Corporation II was $276 million compared to $195 million in the prior year.

Adjusted EBITDA decreased $37 million or 5.4%, to $651 million, primarily reflecting decreased gross profit in North America as a result of decreased sales volumes and unfavorable foreign exchange translation rates in all segments offset by increased sales in Venezuela and reduced SG&A.

OPERATING RESULTS BY BUSINESS SEGMENT

North America

Sales of the North America segment decreased $179 million, or 15.3%, to $990 million. Volume was down 18.2% primarily reflecting an acceleration of sales ahead of the U.S. Keystone go-live in the prior year, frozen nutritional meals category softness and product rationalization in U.S. Consumer Products and reduced trade promotions in U. S. Foodservice and Canada. Higher net price of 4.2% reflects increased pricing in U. S. Consumer Products and reduced trade promotions in U. S. Foodservice and Canada. Unfavorable Canadian exchange translation rates decreased sales 1.3%.

Gross profit decreased $68 million, or 14.3%, to $409 million while the gross profit margin increased to 41.3% from 40.8%. The decrease in gross profit primarily related to lower volumes noted above. These decreases were offset by the positive impact of prior year restructuring and productivity initiatives. Adjusted EBITDA decreased $75 million or 20.7% to $287 million reflecting a decrease in gross profit noted above.

Europe

Heinz Europe sales decreased $137 million, or 18%, to $626 million. Volume was down 6.1% due to product rationalization, category softness and reduced trade promotions in the U.K. and infant food in Italy. Net pricing increased 0.6% primarily reflecting reduced trade promotions in the U.K. Unfavorable exchange translation rates decreased sales 12.2%. The divestiture of a small soup business in Germany decreased sales 0.2%.

Gross profit decreased $26 million, or 8.2%, to $292 million while the gross profit margin increased to 46.6% from 41.6%. The decreases in gross profit are primarily related to unfavorable exchange translation rates. The gross profit margin was positively impacted primarily by a reduction in cost of products sold as a result of the various restructuring and productivity initiatives undertaken in the prior year as well as price increases in the U.K. Adjusted EBITDA decreased $2 million to $214 million reflecting unfavorable exchange translation rates more than offsetting reductions in cost of products sold and SG&A.

Asia/Pacific

Heinz Asia/Pacific sales decreased $47 million, or 9.6%, to $445 million. Volume decreased 2.4% largely as a result of competitive private label pressures in ambient meals driving lower market share along with product rationalizations in Australia and the U.S. shipping port strike which adversely impacted supplies in Japan. These volume declines have been partially offset by strong demand in China for Asian sauces and condiments. Pricing increased 1.3%, due to increased pricing on ABC® sauces in Indonesia and price increases in Australia. Unfavorable foreign exchange translation rates primarily in Australia, New Zealand, Japan and Indonesia, decreased sales by 8.5%.

Gross profit decreased $2 million, or 1.5%, to $145 million, while the gross profit margin increased to 32.5% from 29.9%. The decrease in gross profit is primarily related to unfavorable foreign exchange translation rates. The increase in the gross profit margin related to decreased promotional activity in Australia, increased pricing in Indonesia and a reduction in cost of products sold as a result of various restructuring and productivity initiatives. Adjusted EBITDA increased $13 million to $84 million, as the decrease in gross profit was more than offset by lower SG&A primarily related to prior year productivity initiatives.

Latin America

Sales of the Latin America segment increased $66 million, or 33.2%, to $264 million. Volume increased 9.4% due to increases in Venezuela, driven by raw material and packaging supply constraints in the prior year, and local ketchup production and market expansion in Mexico. Pricing increased sales 32.7% primarily due to the hyper-inflationary economy in Venezuela. Unfavorable foreign exchange translation rates, primarily in Brazil, decreased sales by 8.9%.

Gross profit increased $27 million, or 39.6%, to $96 million and the gross profit margin increased to 36.3% from 34.6%. These increases are primarily related to Venezuela sales noted above offset by decreased sales in Brazil due to competitive pricing pressures. Adjusted EBITDA increased $20 million to $53 million reflecting the increase in gross profit offset by higher SG&A in Venezuela primarily related to increases in wages and benefits as a result of the inflationary environment.

See Venezuela-Foreign Currency and Inflation discussion below for further information on Venezuela's hyper-inflationary economy.

RIMEA

Sales for RIMEA decreased $24 million, or 13.6%, to $153 million. Volume decreased 3.4% mainly due to the economic crisis in Russia. Pricing increased sales by 5.0%, largely due to price increases across all major product categories in Russia as well as price increases and reduced promotional activity on nutritional beverages in India. Unfavorable foreign exchange translation rates decreased sales 15.2%.

Gross profit decreased $5 million, or 7.2%, to $61 million, and the gross profit margin increased to 39.9% from 37.2%. The decrease in gross profit is primarily related to unfavorable exchange translation rates in Russia offset by reduced cost of products sold in India which was driven by a reduction in key commodity costs. The gross profit margin improvement was primarily related to favorable product mix primarily in the Middle East and increased margins in India as a result of commodity deflation. Adjusted EBITDA increased $3 million to $32 million, primarily reflecting lower SG&A costs in Russia, due mainly to the favorable impact from exchange translation rates, and India offset by a decrease in gross profit noted above.

Liquidity and Financial Position

Cash used for operating activities was $83 million for the three months ended March 29, 2015, compared to cash provided by operating activities of $301 million for the prior year. The decline reflects an increase in cash taxes paid. Cash taxes paid in the current period were unfavorable primarily due to a $175 million federal extension payment made in March 2015 for the 2014 U.S. tax return. No U.S. federal extension payment was made during 2014 due to tax losses in 2013. Further, the decline reflects unfavorable movements in receivables, inventories and accounts payable, partially offset by an improvement in accrued liabilities and reduced pension funding. Cash used in the current year in relation to productivity and restructuring initiatives totaled $36 million as compared with $102 million in the prior year.

Cash used for investing activities totaled $49 million for the three months ended March 29, 2015, compared to $43 million for the prior year. The increase is due to reduced proceeds from disposals of property, plant and equipment partially offset by reduced capital expenditures.

Cash used for financing activities totaled $214 million for the three months ended March 29, 2015, compared to $217 million in the prior year as proceeds from the issuance of the 4.875% Second Lien Senior Secured Notes due 2025, net of associated issuance costs, was largely offset by the repayment of the B-1 Loans and B-2 Loans.

At March 29, 2015, the Company had total debt of $13.6 billion and cash and cash equivalents of $1.90 billion.

At March 29, 2015, approximately $1.6 billion of cash and short-term investments were held by international subsidiaries. A portion of the undistributed earnings of certain of the subsidiaries is not considered to be permanently reinvested for which deferred taxes of $39 million have been provided. Additionally, the Company has certain amounts of previously taxed earnings which have not yet been remitted. As a result, the Company can repatriate approximately $1.6 billion of cash to the U.S. without incurring any additional material tax expense.  For those undistributed earnings considered to be permanently reinvested, our intent is to reinvest these funds in our international operations and our current plans do not demonstrate a need to repatriate the accumulated earnings to fund our U.S. cash requirements.   If we decide at a later date to repatriate these funds to the U.S., the Company would be required to provide taxes on these amounts based on the applicable U.S. tax rates net of credits for foreign taxes already paid.

Berkshire Hathaway has an $8.0 billion preferred stock investment in Parent which entitles it to a 9.0% annual dividend to be paid quarterly in cash or in-kind.  The Company made a single distribution of $180 million in cash to Hawk Acquisition Intermediate Corporation I (the immediate parent of Holdings) during the three months ended March 29, 2015, and expects to continue to make quarterly cash distributions to fund this dividend.

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

Venezuela- Foreign Currency and Inflation

The Company has a subsidiary in Venezuela that manufactures and sells a variety of products, primarily in the ketchup, condiments and sauces and infant feeding categories. The Company applies highly inflationary accounting to its business in Venezuela. Under highly inflationary accounting, the financial statements of our Venezuelan subsidiary are remeasured into the Company's reporting currency (U.S. dollars), based on the legally available exchange rate at which we expect to settle the underlying transaction (which we currently determine to be the official exchange rate of BsF6.30 per U.S. dollar). Exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than accumulated other comprehensive loss on the balance sheet, until such time as the economy is no longer considered highly inflationary. Certain non-monetary assets and liabilities are recorded at the applicable historical exchange rates. The impact of applying highly inflationary accounting for Venezuela on our consolidated financial statements is dependent upon movements in the official exchange rate between the Venezuelan bolivar fuerte and the U.S. dollar.
In March 2013, the Venezuelan government announced the creation of a new foreign exchange mechanism called the Complimentary System of Foreign Currency Acquirement (SICAD I). It operates similar to an auction system and allows entities in specific sectors to bid for U.S. dollars to be used for specified import transactions. In January 2014, the government in Venezuela announced certain changes to the regulations governing the currency exchange market. The current official exchange rate is the rate available through the government-operated National Center of Foreign Commerce (CENCOEX) and is applicable to import activities related to certain necessities, including food products. The Company was not invited and did not participate in the SICAD mechanism published rate of BsF12 per U.S. dollar during the first quarters ended March 29, 2015 and March 30, 2014, and has no intent to participate in this mechanism for the foreseeable future.
In February 2014, the Venezuelan government established a new foreign exchange market mechanism (SICAD II), which became effective on March 24, 2014 and was the market through which U.S. dollars were to be obtained for the remittance of dividends. This market had significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms, with published weighted average daily exchange rates of approximately BsF50 per U.S. dollar. The Company did not participate in the SICAD II mechanism during the first quarters ended March 29, 2015 and March 30, 2014. In February 2015, the SICAD I and SICAD II foreign currency exchange systems were merged. The published exchange rate for the combined SICAD mechanism continues to be approximately BsF12 per U.S. dollar.
In February 2015, the Venezuelan government announced a new open market foreign exchange system, the Marginal Currency System (SIMADI), which allows for legal trading of foreign currency based upon supply and demand. Between February 12, 2015, the date on which SIMADI market trading commenced, and March 29, 2015, the published weighted average daily exchange rate was approximately BsF185 per U.S. dollar. The Company did not have any settlements at SIMADI rates during the three months ending March 29, 2015, and has no intent to participate in this mechanism for the foreseeable future.
The Company has continued to have access to, and settlements at, the current official rate. At March 29, 2015, the Company had approximately $24.0 million pending approval for future settlement at the official rate of BsF6.30 per U.S. dollar of which approximately $5.4 million has been subsequently received. These requests are for the payment of invoices for the purchase of ingredients and packaging materials for the years from 2012 to 2015. While there is considerable uncertainty with respect to the actual rates to be realized in the circumstances, as of March 29, 2015, management continues to believe the official rate is legally available and appropriate for the Company's operations in Venezuela, and we continue to believe it is appropriate to remeasure our Venezuelan monetary assets and liabilities at the official rate of BsF6.30 per U.S. dollar. We will continue to monitor the evolving Venezuelan exchange market, including the newly established SIMADI market.
Our Venezuelan subsidiary included $222.2 million of net monetary assets and liabilities in its balance sheet at March 29, 2015, including cash and cash equivalents of approximately $256.1 million which represented 13% of the total Company cash and cash equivalents. It recognized $164.2 million of sales for the three months ended March 29, 2015, representing approximately 7% of total Company sales, and operating income of $47.3 million for the three months then ended, representing approximately 9% of total Company operating income. If we had used the SICAD exchange rate as of March 29, 2015, which was BsF12 per U.S. dollar, to remeasure the net monetary assets as at that date, we would have incurred a net charge of approximately $105.5 million. If we had used the SICAD exchange rate for the three months ended March 29, 2015 the sales of our Venezuelan subsidiary would be less than 4% of total Company and operating income would be less than 5% of total Company. If we had used the published SIMADI rate as of March 29, 2015, of BsF193.3 per U.S. dollar to remeasure the net monetary assets as at that date, this would have incurred a net charge of approximately $215.0 million. If we had used the SIMADI exchange rate for the three months ended March 29, 2015 the sales and operating income would be less than 1% of the total Company. In addition, if we were to conclude that the SIMADI exchange rate is the appropriate rate for remeasurement of our Venezuelan subsidiary, it would also lead to an impairment of our non-monetary assets, which were $88 million at March 29, 2015. Further devaluation of the bolivar fuerte, or our inability to convert our net monetary assets denominated in bolivar fuerte into U.S. dollars at the official exchange rate of BsF6.30 per U.S. dollar, could materially impact our results of operations or cash flows.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. In addition, the Company has purchase obligations for materials, supplies, services, and property, plant and equipment as part of the ordinary conduct of business. A few of these obligations are long-term and are based on minimum purchase requirements. Certain purchase obligations contain variable pricing components, and, as a result, actual cash payments are expected to fluctuate based on changes in these variable components. Due to the proprietary nature of some of the Company's materials and processes, certain supply contracts contain penalty provisions for early terminations. The Company does not believe that a material amount of penalties are reasonably likely to be incurred under these contracts based upon historical experience and current expectations. There have been no material changes to contractual obligations during the three months ended March 29, 2015. For additional information, refer to Company's Annual Report on Form 10-K for the year ended December 28, 2014.

As of the end of the first quarter of 2015, the total amount of gross unrecognized tax benefits for uncertain tax positions, including an accrual of related interest and penalties along with positions only impacting the timing of tax benefits, was approximately $88.5 million. The timing of payments will depend on the progress of examinations with tax authorities. The Company does not expect a significant tax payment related to these obligations within the next year. The Company is unable to make a reasonably reliable estimate as to when cash settlements with taxing authorities may occur.

Recently Issued Accounting Standards
See Note 3 to the Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

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

	First Quarter Ended
	March 29, 2015	March 30, 2014
	(In thousands)
Net income	$279,209	$198,485
Interest expense, net	190,973	163,125
Provision for income tax	67,550	50,614
Depreciation, including accelerated depreciation for restructuring	65,317	147,220
Amortization	24,606	24,117
EBITDA	$627,655	$583,561

Restructuring:
Severance related costs	4,876	53,680
Other restructuring costs	10,044	13,692
Asset write-offs	1,947	6,791
Other special items(a)	25,976	8,471
Merger related costs	7,089	—
Stock based compensation	2,988	1,418
Other (income)/expense, net	$(29,231)	$21,200
Adjusted EBITDA	$651,344	$688,813

(a) These are charges not specifically related to restructuring activities. The three months ended March 29, 2015 includes pension related costs, lease impairment charges, severance charges , consulting and advisory charges, and contract termination fees. The three months ended March 30, 2014 includes incremental costs primarily for additional warehousing and other logistics costs incurred related to the acceleration of sales ahead of the U.S. SAP go-live, which was launched in the second quarter of 2014, along with equipment relocation charges and consulting and advisory charges.

Discussion of Significant Accounting Estimates
In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with GAAP. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company addresses in its Annual Report for the year ended December 28, 2014 included on Form 10-K, its most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. No changes to such policies as discussed in the Registration Statement have occurred as of March 29, 2015.

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

•	the ability to identify and anticipate and respond through innovation to consumer trends,

•	the need for product recalls,

•	the ability to maintain favorable supplier and customer relationships, and the financial viability of those suppliers and customers,

•	currency valuations and devaluations and interest rate fluctuations, including changes in currency exchange mechanisms or additional governmental actions in Venezuela,

•	our substantial level of indebtedness and related debt-service obligations,

•	changes in credit ratings, leverage, and economic conditions, and the impact of these factors on our cost of borrowing and access to capital markets,

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

•	the possibility of increased pension expense and contributions and other people-related costs,

•	the potential adverse impact of natural disasters, such as flooding and crop failures, and the potential impact of climate change, as well as environmental issues in our activities,

•	the ability to implement new information systems, potential disruptions due to failures in information technology systems, and risks associated with social media, and

•	other factors described in “Risk Factors” and "Cautionary Statement Relevant to Forward-Looking Information" in the Company's Annual Report on Form 10-K for the year ended December 28, 2014.

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
There have been no material changes in the Company’s market risk during the three months ended March 29, 2015. For additional information, refer to the Company's Annual Report on Form 10-K for the year ended December 28, 2014.

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

(b) Changes in Internal Control over Financial Reporting

During the three months ended March 29, 2015, the Company continued its implementation of SAP software across operations primarily in the U.S. As appropriate, the Company is modifying the design and documentation of internal control processes and procedures relating to the new systems to simplify and harmonize existing internal control over financial reporting. There were no additional changes in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 5.	Other Information
Nothing to report under this item.

Item 6.	Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K are listed below. Documents not designated as being incorporated herein by reference are filed herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.

3(i)	Certificate of Incorporation of H. J. Heinz Corporation II is incorporated herein by reference to Exhibit 3 (iii) of the Company's S-4 Registration Statement effective May 7, 2014.
3(ii)	Bylaws of H. J. Heinz Corporation II effective February 8, 2013 are incorporated herein by reference to Exhibit 3 (iv) of the Company's S-4 Registration Statement effective May 7, 2014.
31(a)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32(a)	18 U.S.C. Section 1350 Certification by the Chief Executive Officer.
32(b)	18 U.S.C. Section 1350 Certification by the Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.LAB	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
_______________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H. J. Heinz Corporation II
(Registrant)
Date:	May 8, 2015
		By:	/s/ Paulo Basilio
Paulo Basilio
Chief Financial Officer
(Principal Financial Officer)

Date:	May 8, 2015
		By:	/s/ Robert Bonacci
Robert Bonacci
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX
DESCRIPTION OF EXHIBIT
Exhibits required to be filed by Item 601 of Regulation S-K are listed below. Documents not designated as being incorporated herein by reference are filed herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.

3(i)	Certificate of Incorporation of H. J. Heinz Corporation II is incorporated herein by reference to Exhibit 3 (iii) of the Company's S-4 Registration Statement effective May 7, 2014.
3(ii)	Bylaws of H. J. Heinz Corporation II effective February 8, 2013 are incorporated herein by reference to Exhibit 3 (iv) of the Company's S-4 Registration Statement effective May 7, 2014.
31(a)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32(a)	18 U.S.C. Section 1350 Certification by the Chief Executive Officer.
32(b)	18 U.S.C. Section 1350 Certification by the Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.LAB	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
_______________________________________